Form 10-Q
period 2019-03-31
Inmune Bio, Inc.
filed 2019-05-15
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

INMUNE BIO INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5205835
(State of incorporation)	(I.R.S. Employer Identification No.)

David Moss

1224 Prospect Street, Suite 150

La Jolla, CA 92037

(Address of principal executive office) (Zip code)

(858) 964-3720

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $001 per share	INMB	The NASDAQ Stock Market LLC

As of May 10, 2019, there were 10,262,473 shares of our Common Stock, par value $0.00001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INmune Bio, Inc.

BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$6,048,922	$186,204
Research and development tax credit receivable	605,731	592,215
Other tax receivable	165,558	37,382
Joint development cost receivable	34,525	17,989
Prepaid expenses	275,774	15,552
Total current assets	7,130,510	849,342

Acquired in-process research and development intangible assets	16,514,000	16,514,000
Total assets	$23,644,510	$17,363,342

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$471,640	$814,746
Accounts payable and accrued liabilities – related party	9,220	9,020
Deferred grant income	300,000	-
Total current liabilities	780,860	823,766

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 9,740,261 and 8,719,441 shares issued and outstanding, respectively	9,740	8,719
Additional paid-in capital	33,671,016	25,446,196
Common stock issuable	4,676,000	4,676,000
Accumulated other comprehensive income	5,807	6,529
Accumulated deficit	(15,498,913)	(13,597,868)
Total stockholders’ equity	22,863,650	16,539,576
Total liabilities and stockholders’ equity	$23,644,510	$17,363,342

The accompanying notes are an integral part of these consolidated financial statements.

INmune Bio, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenue	$-	$-
Operating expenses:
Research and development	101,592	104,011
General and administrative	1,809,495	2,742,373
Total operating expenses	1,911,087	2,846,384
Loss from operations	(1,911,087)	(2,846,384)
Other income:
Other income	10,042	-
Total	10,042	-
Net loss	$(1,901,045)	$(2,846,384)
Basic and diluted loss per common share	$(0.20)	$(0.33)
Weighted average shares outstanding, basic and diluted	9,388,645	8,546,108

COMPREHENSIVE LOSS
Net loss	$(1,901,045)	$(2,846,384)
Other comprehensive income (loss) – gain (loss) on foreign currency translation	(722)	14,430
Total comprehensive loss	$(1,901,767)	$(2,831,954)

The accompanying notes are an integral part of these consolidated financial statements.

INmune Bio, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

	Common Stock		Additional	Common	Accumulated Other Comprehensive		Total
	Shares	Par Value	Paid-In Capital	Stock Issuable	Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2018	8,719,441	$8,719	$25,446,196	$4,676,000	$6,529	$(13,597,868)	$16,539,576

Issuance of common stock and warrants for cash, net of issuance costs	1,020,820	1,021	7,250,121	-	-	-	7,251,142

Stock-based compensation	-	-	974,699	-	-	-	974,699

Loss on foreign currency translation	-	-	-	-	(722)	-	(722)

Net loss	-	-	-	-	-	(1,901,045)	(1,901,045)

Balance, March 31, 2019	9,740,261	$9,740	$33,671,016	$4,676,000	$5,807	$(15,498,913)	$22,863,650

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

	Common Stock		Additional	Common	Accumulated Other Comprehensive		Total
	Shares	Par Value	Paid-In Capital	Stock Issuable	Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2017	8,319,441	$8,319	$19,171,237	$50,000	$32,042	$(1,157,845)	$18,103,753

Issuance of common stock for cash, net	400,000	400	899,600	-	-	-	900,000

Stock-based compensation	-	-	2,461,429	-	-	-	2,461,429

Gain on foreign currency translation	-	-	-	-	14,430	-	14,430

Net loss	-	-	-	-	-	(2,846,384)	(2,846,384)

Balance, March 31, 2018	8,719,441	$8,719	$22,532,266	$50,000	$46,472	$(4,004,229)	$18,633,228

The accompanying notes are an integral part of these consolidated financial statements.

INmune Bio, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,901,045)	$(2,846,384)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Stock-based compensation	974,699	2,461,429
Changes in operating assets and liabilities:
Research and development tax credit receivable	(13,516)	(54,798)
Other tax receivable	(128,176)	55,917
Joint development cost receivable	(16,536)	98,213
Prepaid expenses	(260,222)	18,704
Prepaid expenses – related party	-	51,429
Accounts payable and accrued liabilities	(343,106)	60,199
Accounts payable and accrued liabilities – related parties	200	(173,550)
Deferred grant income	300,000	-
Net cash used in operating activities	(1,387,702)	(328,841)
Cash flows from financing activities:
Net proceeds from the sale of common stock	7,251,142	900,000
Net cash provided by financing activities	7,251,142	900,000

Impact on cash from foreign currency translation	(722)	14,430

Net increase in cash and cash equivalents	5,862,718	585,589
Cash and cash equivalents – beginning	186,204	1,370,711
Cash and cash equivalents – ending	$6,048,922	$1,956,300

Cash paid during the period for:
Income Taxes	$-	$-
Interest	$-	$-

Noncash investing and financing activity:
Issuance of warrants to placement agents	$247,452	$-

The accompanying notes are an integral part of these consolidated financial statements.

INmune Bio, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business Organization, Nature of Operations

INmune Bio, Inc. (“INmune”) was organized in the State of Nevada on September 25, 2015 and is an early stage specialty pharmaceutical company focused on developing and commercializing our product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune’s proprietary is to focus on the innate immune system that include natural killer cells (“NK cells”), myeloid derived suppressor cells (“MDSC cells”), microglial cells and dendritic cells (“DC cells”), which are believed to offer unique therapeutic opportunities. INmune plans to develop their three existing drug platforms: INKmune (“INKmune”) which primes NK cells, INB03 (“INB03”) which down regulates MDSC cells and XPro1595 that targets microglial cell activation in the brain – a cause of neuroinflammation. Together or individually, the Company expects that these therapies will harness the innate immune system to provide a unique set of therapies for patients with innate immune system dysfunction.

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

On March 28, 2018, the Company acquired 100% of INmune Bio Australia Pty Ltd (Australia) (“INmune Australia”). INmune Australia had no assets or liabilities on the acquisition date, and was acquired for approximately $2,000. INmune Australia performs drug research and development and clinical trials in Australia and will continue to perform research and development activities in this region. Australia has an R&D rebate program that allows the Company to recover some of its R&D expenses (see further discussion in Note 4).

Note 2 – Going Concern

As of March 31, 2019, the Company had an accumulated deficit of $15,498,913 and experienced losses since its inception. Losses have principally occurred as a result of the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to seek additional funding through the issuance of common stock for cash and by implementing its strategic plan to develop its pharmaceutical products and allow the opportunity for the Company to continue as a going concern, however there cannot be any assurance that we will be successful in doing so.

The Company raised net proceeds of approximately $7.3 million in February 2019, received $0.6 million in grants in March 2019 and expects to receive an additional $0.4 million in grants on, or prior to, the first quarter of 2020, which the Company estimates should meet its planned operating requirements into the first quarter of 2020. The Company plans to seek to raise additional capital to meet its future operating requirements until such time as it develops a recurring source of revenues, which is not expected for several years. The amount and timing of these capital raises is subject to general market conditions. There cannot be any assurance that the Company will be able to complete these capital raises.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Receivables

Receivables currently consist of an R&D tax credit receivable, valued added tax (“VAT”) receivable, joint development cost receivable and a Goods and Services Tax (“GST”) receivable. The R&D tax credit receivable is recorded when R&D is incurred. At that time, the Company records a receivable for the amount of the credit it expects to receive based on the expenses incurred. The VAT receivable is recorded when the Company receives an invoice with VAT related to it. The receivable is recorded for the amount expected to be returned when the VAT tax return is filed. The joint development cost receivable is recorded when the Company incurs R&D expenses based on the amount it expects to receive as a reimbursement per the Novamune agreement (see Note 4 for detailed explanation of the agreement). The GST tax receivable is recorded when the Company receives an invoice with GST tax related to it. The collectability of these receivables are evaluated periodically based on the actual R&D credit returns submitted, the VAT returns submitted, the GST returns submitted and the amounts received from Novamune. As of March 31, 2019 and December 31, 2018, there were no trade receivables.

Intangible Assets

The Company capitalizes costs incurred in connection with in-process research and development purchased from others if the asset has alternative uses and such uses are not restricted under applicable license agreements. Amortization is initiated for acquired in-process research and development intangible assets when their useful lives have been determined. Acquired in-process research and development intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense recognized in research and development in the consolidated statements of operations. These acquired in-process research and development intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment.

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

At March 31, 2019, the Company had 1,632,000 potentially issuable shares of common stock upon the exercise of stock options and 1,046,675 potentially issuable shares of common stock upon the exercise of warrants.

At March 31, 2018, the Company had 1,200,000 potentially issuable shares of common stock upon the exercise of stock options, and 903,611 potentially issuable shares of common stock upon the exercise of warrants.

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

The Company recognizes grants as contra research and development expense in the consolidated statement of operations on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate.

Stock-Based Compensation

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. The Company accounts for forfeitures of stock options as they occur.

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

New and Recently Issued Accounting Pronouncements

During the first quarter of 2019, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (ASC 842), which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company has adopted the new lease standard using the new transition option issued under the amendments in ASU 2018-11, Leases, which allowed the Company to continue to apply the legacy guidance in Accounting Standards Codification (ASC) 840, Leases, in the comparative periods presented in the year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Operations and Comprehensive Income on a straight-line basis over the lease term. The adoption had no impact on the Company’s consolidated statement of operations, loss per share or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting.” ASU 2018-07 aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, “Equity – Equity-based Payments to Nonemployees.” It is effective for annual reporting periods beginning after December 15, 2018. The adoption had no impact on the Company’s consolidated statement of operations, loss per share or cash flows.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2019, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. INmune UK submits R&D tax credit requests annually for research and development expenses incurred, and recorded a related receivable in the amount of $295,568 and $370,900 as of March 31, 2019 and December 31, 2018, respectively.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. INmune Australia submits R&D tax credit requests annually for research and development expenses incurred. At March 31, 2019 and December 31, 2018, the Company recorded a research and development tax credit receivable of $310,163 and $221,761, respectively, for R&D expenses incurred in Australia.

 During the three months ended March 31, 2019 and 2018, the Company received $152,514 and $0 of R&D tax credit reimbursements, respectively.

The Company is eligible to recover all VAT for all R&D expenses paid. INmune UK recorded an other tax receivable of $126,469 and $6,282 for VAT as of March 31, 2019 and December 31, 2018, respectively.

The Company is eligible to recover all GST for all R&D expenses paid. INmune Australia recorded an other tax receivable of $34,116 and $26,127 for GST as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019 and 2018, no GST was collected.

During the three months ended March 31, 2019 and 2018, the Company received $2,430 and $84,660 of VAT reimbursements, respectively.

Xencor, Inc. License Agreement

On October 3, 2017, the Company entered into a license agreement (“Xencor License Agreement”) with Xencor, Inc. (“Xencor”), which has discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor. Pursuant to the license agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials (as defined in the license agreement) to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein known as “XPRO1595” that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation (“Licensed Products”). The Company believes the protein has numerous medical applications. Such additional alternative applications of the technology are available under the license agreement. In connection with the license agreement, the Company paid Xencor a one-time non-creditable and non-refundable fee of $100,000, and issued Xencor 1,585,000 shares of the Company’s common stock with a fair value of $12,221,000. In addition, the Company issued Xencor fully vested warrants with a fair value of $4,193,000 to purchase an additional number of shares of common stock equal to 10% of the fully diluted company shares immediately following such purchase. The warrants have an exercise price based on a valuation of the Company at $100,000,000 and expire on October 3, 2023. The aggregate purchase price for the full exercise of the option is $10,000,000 which purchase price shall be pro-rated for any partial exercise of the Option. In August 2018, the Company entered into a First Amendment to Stock Issuance Agreement. Pursuant to the amendment, the purchase price for the additional shares may only be paid by cash.

The Company recorded $16,514,000 for the acquisition of intangible assets for the in-process research and development as the fair value of the cash, stock and warrants on the date of the License Agreement acquisition in accordance with Accounting Standards Codification 730 – Research and Development. The Company has the license rights to pursue alternative applications of the technology as part of its future development plans.

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

Novamune Joint Development Agreement

On September 3, 2016, the Company entered into a joint development agreement with Novamune, Inc. (“Novamune”) (the “Development Agreement”). Novamune is owned by a significant shareholder of the Company. Novamune had previously developed and licensed technology relating to ex-vivo activation of NK cells for the treatment of cancer and other diseases. The parties agreed to exclusively collaborate on the further development of technologies related to NK cells for therapeutic applications. The Company and Novamune agreed to share equally in the costs related to such joint development projects and agreed to jointly own any intellectual property developed by the joint projects, provided that Novamune shall have an exclusive royalty free license to use any such intellectual property relating to ex-vivo applications and the Company shall have an exclusive royalty free license to use any such intellectual property relating to in-vivo applications. As of March 31, 2019 and December 31, 2018, the Company had a joint development receivable outstanding related to Novamune’s portion of R&D costs incurred of $34,525 and $17,989, respectively.

INKmune License Agreement

On October 29, 2015, the Company entered into an exclusive license agreement with Immune Ventures, LLC (“Immune Ventures”), owner of all of the rights related to our principal patent (the “INKmune License Agreement”). Pursuant to the INKmune License Agreement, the Company was granted exclusive worldwide rights to the patents, including rights to incorporate any improvements or additions to the patents that may be developed in the future. In consideration for the patent rights, the Company agreed to the following milestone payments (of which none have been met as of March 31, 2019):

Each Phase I initiation	$25,000
Each Phase II initiation	$250,000
Each Phase III initiation	$350,000
Each NDA/EMA filing	$1,000,000
Each NDA/EMA awarded	$9,000,000

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer. As of March 31, 2019, no sales had occurred under this license.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

At March 31, 2019 and December 31, 2018, the Company owed UCL Consultants Limited $9,220 and $9,020, respectively, in connection with medical research performed on behalf of the Company. UCL Consultants Limited is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation settlement

In November 2016, an individual filed an action in Cook County, Illinois, against the Company; David J. Moss, its Chief Financial Officer, Treasurer and Secretary ; and Raymond J. Tesi, its president and Chief Executive Officer (the Company, Mr. Moss and Mr. Tesi are referred to collectively as the “Company Parties”). The action alleged claims against the Company Parties concerning payment of monies and/or securities allegedly owed. In April 2017, the Company Parties and the Claimant entered into a Settlement Agreement and Mutual General Release agreement with that individual (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to issue 33,335 shares of the Company’s common stock valued at $50,000, based on the value of the stock of the last round of financing of $1.50 per share. The Company assessed the value of the common stock owed as of December 31, 2017, and determined that the $1.50 per share value form the most recent round of financing was still the most readily determinable value of the shares of the Company’s common stock issuable as a part of this settlement. These shares have not been issued and are subject to a restriction on transfer for a period of two years from the date the Company completes an initial public offering or otherwise becomes a public company after which the Company will deliver the shares to the Claimant. The agreement to issue the shares following the two-year restriction period was a full and complete settlement of all claims that the Claimant may have had against the Company Parties and the Cook County action was dismissed with prejudice. The obligation was recorded as common stock issuable of $50,000 as of March 31, 2019 and December 31, 2018, respectively, pending delivery of the shares to the Claimant after the restriction period expires.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 200,000,000 shares of common stock at par value $0.001 per share and 10,000,000 shares of preferred stock at a par value of $0.001 per share.

During the three months ended March 31, 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross proceeds of $8,166,560 (net proceeds of $7,251,142).

During the three months ended March 31, 2018, to complete a series of funding provided for in the Company’s joint development agreement dated September 3, 2016, the Company received $900,000 in cash from Luminus in exchange for 400,000 shares of the Company’s common stock. Luminus is owned by a significant shareholder of the Company.

On May 16, 2018, the Company entered into a consulting agreement with Pacific Seaboard Investments Ltd. (“Pacific Seaboard”) for corporate governance, compliance services regarding the filing of a listing application and assist with activities related to its initial public offering. The term of the consulting agreement is from April 24, 2018 to May 1, 2021. In consideration of the consultant’s services, the Company agreed to issue 600,000 shares of its restricted common stock, of which 200,000 shares were to be issued on May 16, 2018, 200,000 shares shall be locked up for six months after the effective date of the Company’s registration statement and 200,000 shares shall be locked up for 10 months after the date of the Company’s offering. Pursuant to this agreement, the Company recorded $4,626,000 as common stock issuable as of March 31, 2019 and December 31, 2018 for the 600,000 shares of common stock to be issued.

As of March 31, 2019 and December 31, 2018, the Company recorded common stock issuable of $50,000 for 33,335 common shares related to a legal settlement valued at approximately $1.50 per share (see Note 6).

Stock options

A summary of stock option activity is presented in the table below for the three months ended March 31, 2019:

	Number of Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,632,000	$7.80	9.07	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at March 31, 2019	1,632,000	$7.80	8.82	$-
Exercisable at March 31, 2019	994,000	$7.80	8.79	$-

During the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation expense of $974,699 and $2,461,429, respectively, related to stock options. As of March 31, 2019, there was approximately $4,067,375 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.31 years.

Warrants

In connection with the Company’s initial public offering in February 2019, the Company issued warrants to the placement agents to purchase 40,982 shares of the Company’s common stock at an exercise price of $9.60 per common share, which warrants are exercisable until December 19, 2023. The fair value of these warrants was valued at $247,452 based on the Black-Scholes Option Pricing Model, and accounted for as an offering cost in equity. The assumptions used for these warrants consist of an exercise price of $9.60 per share, expected dividends of 0%, expected volatility of 106.85%, a risk free rate of 2.51% an expected life of 4.9 years.

In October 2017, in connection with the Xencor License Agreement, the Company issued fully vested warrants to purchase an additional number of shares of common stock equal to 10% of the fully diluted Company shares immediately following such purchase. See Note 4.

On June 30, 2017, the Company issued fully vested warrants to purchase 31,667 shares of the Company’s common stock to a third party in conjunction with the common stock sold for cash. The warrants have a $1.50 exercise price and expire on June 30, 2020.

NOTE 8 – SUBSEQUENT EVENTS

During April and May 2019, the Company sold 522,212 shares of its common stock to certain investors for cash proceeds of $4,699,904 of which the Company’s CEO purchased 11,100 shares for $99,900 of cash and the Company’s CFO purchased 5,000 shares for $45,000 of cash.

During April 2019, the Company received a waiver from Pacific Seaboard, whereby Pacific Seaboard permanently waived the issuance of the last 200,000 shares of the Company’s common stock required to be issued under its consulting agreement with the Company. As a result, the Company will only issue 400,000 shares of its common stock to Pacific Seaboard instead of 600,000 shares of common stock. See Note 7.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business

Overview

We are a clinical-stage immunotherapy company focused on reprograming the patient’s innate immune system to treat disease. We do this by targeting four key cells of the innate immune system, natural killer, or NK cells, and myeloid derived suppressor cells, or MDSC and microglial cells of the central nervous system. NK cells are the body’s first line of defense due to their innate ability to rapidly seek and destroy abnormal cells, such as cancer or virally-infected cells, without prior exposure or activation by other support molecules required to activate adaptive immune cells such as T-cells. NK cells play a key role in the immune-surveillance that prevents people from getting cancer and in eliminating residual disease which may cause people to relapse after cytotoxic therapy. MDSC are myeloid cells that develop secondary to the chronic inflammatory environment associated with many cancers. MDSC, produced in the bone marrow, take up residence in the tumor microenvironment, the tissue associated with the cancerous cells, to protect to the tumor from immunological attack by the patient’s immune system. MDSC play a critical role in making the cancer resistant to immunotherapy such as currently approved checkpoint inhibitors. Microglial cells are the primary immune cells of the central nervous system responsible for protecting the neural unit of microglia, astrocytes, oligodendrocytes and neurons from infection. In the setting of chronic inflammation, microglial cells become activated and cause dysfunction of the other three cells types in the neural unit resulting in neurodegenerative and neuropsychiatric diseases. INB03 and XPro1595 are the identical drug used in different therapeutic arenas. INB03 is the name of the drug for cancer targeted applications. XPro1595 in the name of the drug for neurology and psychiatric indications.

We believe INKmune, our NK cell directed therapy, and INB03, our MDSC directed therapy, and XPro1595, our microglial directed offer unique strategies to improve the response of patient’s the innate immune system to their cancer. These therapies will use a precision medicine approach to select patients who will benefit from the therapy and monitor the response to the therapy. For oncology, neither INB03 or INKmune therapy is cancer specific. The decision to use either INKmune or INB03 alone or in combination other cancer therapies or with each other depends on immunologic parameters that can be tested in patients before treatment. The type of cancer is not important. This means that both therapies can be used to treat patients wide varied to hematologic malignancies and solid tumors that have the immunologic profile needed to respond. Put simply, we are treating the immune system to attack the patients the cancer, not targeting the patient’s cancer directly.

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

INB03, shown in Figure 4 above, is an engineered protein therapeutic that neutralizes soluble TNF using Dominant-Negative technology. Dominant-Negative TNF biology is possible because of the unique properties of TNF. TNF is comprised of 3 identical proteins that form a homotrimer that bind the TNF receptor. INB03, a mutated form of the monomer, can displace one or more of the monomers from the sTNF homotrimer to form a heterotrimer. The heterotrimer is unable to bind TNF receptor (TNFR). Without sTNF/TNFR interaction, there is not biologic affect. This is shown in Figure 5 below.

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

We believe our INB03 and INKmune platforms provides unique strategies to repair the immunologic dysfunction that characterizes the innate immune system of patients with cancer. The products can be used alone, in combination with other anti-tumor or immunotherapy treatments or with each other. In the near term, we are developing the products separately. After completion of proof-of-concept Phase II trials, we will consider developing them as a combination therapy. Until we complete clinical trials, we cannot predict if either product will be successful when use alone, in combination with other therapies or in combination with each other.

Recently, we have announced another application of INB03 in the treatment of cancer. Approximately, 20% of women with breast cancer are HER2+, a biomarker that has prognostic implications. Women with HER2 positive breast cancer receive treatment with trastuzumab, a monoclonal antibody that targets the HER2 ligand on the tumor. Trastuzumab containing treatment regimens have significantly improved the survival of women with HER2+ breast cancer. Unfortunately, many women have primary or secondary resistance to trastuzumab therapy; these women have a worse survival. One resistance mechanism is expression of Mucin 4 (MUC4), a glycosylated protein of the mucin family that is part of a viscous mucoid secretion that covers epithelial surfaces. These glycoproteins play important roles in the protection of the epithelial cells and have been implicated in epithelial renewal and differentiation. Their role in cancer is different. MUC4 expression predicts resistance to cancer therapy. In women with HER2+ breast cancer, tumors that express MUC4 are resistant to trastuzumab resulting in a worse survival. MUC4 expression depends on sTNF. Treatment with INB03, by neutralizing sTNF reverses trastuzumab resistance in MUC4 expressing HER2+ tumors in animal models. The company is studying this therapeutic opportunity. A decision to develop INB03 to treat women with MUC4 expressing HER2+ breast cancer will be made in the future.

The mechanism of action for XPro1595 is identical to INB03, but the cell type targeted in neurodegenerative and neuropsychiatric disease is different. Microglial cells are macrophage like immune cell that are unique to the central nervous system. Activated microglial cells produce inflammatory cytokines and phagocytos debris in the brain to promote normal function of the neural unit and protect the brain against infection. Chronic neuroinflammation is a low grade, unrelenting inflammatory process that is destructive to the host resulting in dendritic pruning, synaptic dysfunction, accumulation of cellular debris, cell dysfunction and death. Death of nerve cells can cause cognitive decline of AD, motor dysfunction of Parkinson’s disease or ALS. Death of oligodendrocytes, the cells that produce myelin, contribute to MS and other demyelinating diseases. In the brain, the unique action of XPro1595 to neutralize the destructive cytokine soluble TNF while promoting the function of the the protective cytokine, trans-membrane TNF, is unique. Neutralization of soluble TNF and polarization of the immunology to trans-membrane TNF effects is neuroprotective, prevents dendritic pruning and synaptic dysfunction, promotes phagocytosis of debris by microglial cells and prevents demyelinization of neurons. These effects have benefits across a broad range of neurodegenerative and neuropsychiatirc diseases. At this time, due to non-dilutive funding provided by the Part-the-Cloud Award from the Alzheimer’s Association, we will focus our develop efforts on Alzheimer’s disease. The funding provided by the Alzheimer’s Association supports a Phase I trial. If the trial is successful and the Company decides to pursue additional development is AD, additional funding will be needed to support a Phase II trial. In the future, when resources become available, we may expand our activities other neurodegenerative or neuropsychiatric diseases.

Mesenchymal Stem Cells (“MSC”) are pluripotent cells with potent immunologic effects which can be used alone as an anti-inflammatory treatment strategy or a vector to deliver a drug therapy. We have access to a technology that can produced a high volume of high quality MSC for use in medical research or clinical trials. If we pursue this technology, we may sell these cells to third parties. We may expand this activity in the future to include positioning the company as a contract manufacturer for companies developing MSC products or developing our own MSC based products. In the near future, the goal of the program will be to be self-sustaining and growth will come form reinvestment of revenues from the sale of the MSC products.

Our Integrated Discovery and Development Process. Our focus on reprograming the patient’s immune system to better attack disease allows for synergies between the development and discovery process. A majority of our effort is focused on the development process that includes improving the manufacturing systems for INKmune and INB03/XPro1595 and optimizing bioassays to be used during the clinical trials. These manufacturing and monitoring programs may produce discoveries that the company can capitalize on as product improvements or new products. INB03 has uses beyond treatment of resistance to immunotherapy in oncology and XPro1595 has uses beyond the treatment of AD in the treatment of neurodegenerative and neuropsychiatric diseases, including cardiovascular diseases including arrythmias, congestive heart failure and metabolic diseases including nonalcoholic fatty liver disease (“NAFLD”) and nonalcoholic steatohepatitis (“NASH”). Although the Company will focus on the immuno-oncology uses of INB03 and the treatment of AD with XPro1595 in the near-term. The Company plans to expand the development into other indications as resources become available. All attempts will be made to fund new research and development with non-dilutive resources that come from grants or revenue from sales of the MSC products.

Since our inception in 2015, we have devoted substantially all of our resources to the discovery and development of our product candidates, including preparing for clinical trials, drug manufacturing and funding general and administrative support for these operations. To date, we have generated no revenue. We have incurred net losses in each year since our inception and, as of March 31, 2019, we had an accumulated deficit of $15,498,913. Our net losses were $1,901,045 and $2,846,384 for the three months ended March 31, 2019 and 2018, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation.

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

Initial Public Offering

During February 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross proceeds of $8,166,560 (net proceeds of $7,251,142).

The Company also issued warrants to placement agents to purchase 40,982 shares of the Company’s common stock at an exercise price of $9.60 per common share, which warrants are exercisable until December 19, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2019	2018	Change
Operating expenses:
Research and development	$101,592	$104,011	$(2,419)
General and administrative	1,809,495	2,742,373	(932,878)
Total operating expenses	1,911,087	2,846,384	(935,297)
Loss from operations	(1,911,087)	(2,846,384)	(935,297)
Other income	10,042	-	10,042
Net loss	$(1,901,045)	$(2,846,384)	$(945,339)

General and Administrative

General and administrative expenses were $1.8 million during the three months ended March 31, 2019, compared to $2.7 million during the three months ended March 31, 2018, reflecting a decrease of approximately $0.9 million. The decrease was largely attributable to lower stock-based compensation. During the three months ended March 31, 2019 and 2018, stock-based compensation was $1.0 million and $2.5 million, respectively. The decrease in stock-based compensation was partially offset by higher professional fees ($0.3 million) and higher payroll expense ($0.1 million). The increase in professional fees was attributable to professional services such an audit, tax, legal fees and investor relations.

Research and Development

Research and development expenses were $0.1 million during the three months ended March 31, 2019, compared to $0.1 million during the three months ended March 31, 2018.  During the three months ended March 31, 2019, the Company recorded $0.4 million of research and development expense for our clinical trials, partially offset by $0.3 million of contra research and development expenses recorded related to a grant received from the Alzheimer’s Association.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $1,901,045 and $2,846,384 for the three months ended March 31, 2019 and 2018, respectively. Net cash used in operating activities was $1,387,702 and $328,841 for the three months ended March 31, 2019 and 2018, respectively. Prior to our February 2019 IPO, we met our liquidity requirements principally through the sale of our common stock in private placements and the sale of our convertible debt to an investor.

As of March 31, 2019, the Company had an accumulated deficit of $15,498,913. Losses have principally occurred as a result of the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of revenues until such time as the Company’s products are commercialized. These factors raise substantial doubt about the Company’s ability to continue as a going concern from the issuance date of these financial statements. Management plans to pursue additional funding through the issuance of common stock for cash and by implementing its strategic plan to allow the opportunity for the Company to continue as a going concern, however there cannot be any assurance that we will be successful in doing so. With cash on hand plus non-dilutive funding from the R&D credits and the grant from the Alzheimer’s Association, the Company estimates it can operate through 2019 and into the first quarter of 2020.

During February 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross proceeds of $8,166,560 (net proceeds of $7,251,142).

As of March 31, 2019, we had cash and cash equivalents of $6,048,922. We anticipate our cash and cash equivalents will last through December 31, 2019 and into the first quarter of 2020.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Net cash and cash equivalents (used in) provided by:
Operating activities	$(1,387,702)	$(328,841)
Financing activities	7,251,142	900,000
Change in cash and cash equivalents	5,863,440	571,159
Impact on cash from foreign currency translation	(722)	14,430
Cash and cash equivalents, beginning of period	186,204	1,370,711
Cash and cash equivalents, end of period	$6,048,922	$1,956,300

Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used $1.4 million of cash for the three months ended March 31, 2019, primarily resulting from our net loss of $1.9 million, a net cash outflow of $0.5 million for changes in our net operating assets and liabilities, and non-cash stock-based compensation charges of $1.0 million. The change in our net operating assets and liabilities was primarily driven by an increase in prepaid expenses of $0.3 million, an increase in other tax receivable of $0.1 million, a decrease in accounts payable and accrued liabilities of $0.3 million and an increase in deferred grant income of $0.3 million.

Operating activities used $0.3 million of cash for the three months ended March 31, 2018, primarily resulting from our net loss of $2.8 million, which was partially offset by non-cash stock-based compensation charges of $2.5 million.

Financing Activities

During the three months ended March 31, 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross proceeds of $8.2 million (net proceeds of $7.3 million).

During the three months ended March 31, 2018, to complete a series of funding provided for in the Company’s joint development agreement dated September 3, 2016, the Company received $0.9 million in cash from Luminus in exchange for 400,000 shares of the Company’s common stock. Luminus is owned by a significant shareholder of the Company.

Critical Accounting Policies

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, there has been no material change in our assessment of our sensitivity to market risk since our statement set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the small size of the Company and limited segregation of duties, our disclosure controls and procedures were not effective as of March 31, 2019.

Changes in internal control over financial reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INmune Bio Inc.

Date: May 15, 2019	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)

