Form 10-Q
period 2019-06-30
Inmune Bio, Inc.
filed 2019-08-09
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

INMUNE BIO INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5205835
(State of incorporation)	(I.R.S. Employer Identification No.)

David Moss

1200 Prospect Street, Suite 525

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	INMB	The NASDAQ Stock Market LLC

As of August 7, 2019, there were 10,762,473 shares of our Common Stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INmune Bio, Inc.

BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$9,363,964	$186,204
Research and development tax credit receivable	843,687	592,215
Other tax receivable	104,697	37,382
Joint development cost receivable	49,329	17,989
Prepaid expenses	200,024	15,552
Prepaid expenses – related party	244,882	-
Total current assets	10,806,583	849,342

Operating lease – right of use asset – related party	209,234	-
Acquired in-process research and development intangible assets	16,514,000	16,514,000
Total assets	$27,529,817	$17,363,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$438,217	$553,221
Accounts payable and accrued liabilities – related parties	69,891	270,545
Operating lease, current liability – related party	7,530	-
Total current liabilities	515,638	823,766

Long-term operating lease liability – related party	177,051	-
Total liabilities	692,689	823,766

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 10,762,473 and 8,719,441 shares issued and outstanding, respectively	10,762	8,719
Additional paid-in capital	42,686,569	25,446,196
Common stock issuable	50,000	4,676,000
Accumulated other comprehensive income (loss)	(19,207)	6,529
Accumulated deficit	(15,890,996)	(13,597,868)
Total stockholders’ equity	26,837,128	16,539,576
Total liabilities and stockholders’ equity	$27,529,817	$17,363,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INmune Bio, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$-
Operating expenses:
Research and development	293,812	287,316	395,404	391,327
General and administrative	1,676,611	5,886,547	3,486,106	8,628,920
Waiver of common stock issuable	(1,542,000)	-	(1,542,000)	-
Total operating expenses	428,423	6,173,863	2,339,510	9,020,247
Loss from operations	(428,423)	(6,173,863)	(2,339,510)	(9,020,247)
Other income:
Interest income	36,340	-	46,382	-
Total	36,340	-	46,382	-
Net loss	$(392,083)	$(6,173,863)	$(2,293,128)	$(9,020,247)
Basic and diluted loss per common share	$(0.04)	$(0.71)	$(0.23)	$(1.04)
Weighted average common shares outstanding, basic and diluted	10,150,810	8,719,441	9,771,833	8,633,253

COMPREHENSIVE LOSS
Net loss	$(392,083)	$(6,173,863)	$(2,293,128)	$(9,020,247)
Other comprehensive loss – loss on foreign currency translation	(25,014)	(30,040)	(25,736)	(15,610)

Total comprehensive loss	$(417,097)	$(6,203,903)	$(2,318,864)	$(9,035,857)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INmune Bio, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

	Common Stock		Additional	Common	Accumulated Other Comprehensive		Total
	Shares	Par Value	Paid-In Capital	Stock Issuable	Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance, January 1, 2019	8,719,441	$8,719	$25,446,196	$4,676,000	$6,529	$(13,597,868)	$16,539,576

Issuance of common stock and warrants for cash proceeds, net of issuance costs	1,020,820	1,021	7,250,121	-	-	-	7,251,142

Stock-based compensation	-	-	974,699	-	-	-	974,699

Loss on foreign currency translation	-	-	-	-	(722)	-	(722)

Net loss	-	-	-	-	-	(1,901,045)	(1,901,045)

Balance, March 31, 2019	9,740,261	9,740	33,671,016	4,676,000	5,807	(15,498,913)	22,863,650

Stock-based compensation	-	-	974,696	-	-	-	974,696

Issuance of common stock for cash proceeds, net of issuance costs	622,212	622	4,957,257				4,957,879

Issuance of common stock issuable	400,000	400	3,083,600	(3,084,000)			-

Waiver of common stock issuable				(1,542,000)			(1,542,000)

Loss on foreign currency translation	-	-	-	-	(25,014)	-	(25,014)

Net loss	-	-	-	-	-	(392,083)	(392,083)

Balance, June 30, 2019	10,762,473	$10,762	$42,686,569	$50,000	$(19,207)	$(15,890,996)	$26,837,128

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

	Common Stock		Additional	Common	Accumulated Other Comprehensive		Total
	Shares	Par Value	Paid-In Capital	Stock Issuable	Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance, January 1, 2018	8,319,441	$8,319	$19,171,237	$50,000	$32,042	$(1,157,845)	$18,103,753

Issuance of common stock for cash, net	400,000	400	899,600	-	-	-	900,000

Stock-based compensation	-	-	2,461,429	-	-	-	2,461,429

Gain on foreign currency translation	-	-	-	-	14,430	-	14,430

Net loss	-	-	-	-	-	(2,846,384)	(2,846,384)

Balance, March 31, 2018	8,719,441	$8,719	$22,532,266	$50,000	$46,472	$(4,004,229)	$18,633,228

Common stock issuable for services				4,626,000			4,626,000

Stock-based compensation	-	-	979,557	-	-	-	979,557

Loss on foreign currency translation	-	-	-	-	(30,040)	-	(30,040)

Net loss	-	-	-	-	-	(6,173,863)	(6,173,863)

Balance, June 30, 2018	8,719,441	$8,719	$23,511,823	$4,676,000	$16,432	$(10,178,092)	$18,034,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INmune Bio, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,293,128)	$(9,020,247)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Stock-based compensation	1,949,395	8,066,986
Waiver of common stock issuable	(1,542,000)	-
Changes in operating assets and liabilities:
Research and development tax credit receivable	(251,472)	(155,816)
Other tax receivable	(67,315)	63,774
Joint development cost receivable	(31,340)	109,124
Prepaid expenses	(184,472)	(208,344)
Prepaid expenses – related party	(244,882)	112,218
Accounts payable and accrued liabilities	(376,529)	22,534
Accounts payable and accrued liabilities – related parties	60,871	(136,917)
Operating lease liability – related party	(24,653)	-
Net cash used in operating activities	(3,005,525)	(1,146,688)

Cash flows from financing activities:
Net proceeds from sale of common stock	12,209,021	900,000
Net cash provided by financing activities	12,209,021	900,000

Impact on cash from foreign currency translation	(25,736)	(15,610)

Net increase in cash and cash equivalents	9,177,760	(262,298)
Cash and cash equivalents – beginning	186,204	1,370,711
Cash and cash equivalents – ending	$9,363,964	$1,108,413

Cash paid during the period for:
Income Taxes	$-	$-
Interest	$-	$-

Noncash investing and financing activity:
Issuance of warrants to placement agents	$247,452	$-
Issuance of common stock issuable	$3,084,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

INmune Bio, Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS ORGANIZATION, NATURE OF OPERATIONS

INmune Bio, Inc. (“INmune”) was organized in the State of Nevada on September 25, 2015, and is an early stage specialty pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune intends to focus on the innate immune system that include natural killer cells (“NK cells”), myeloid derived suppressor cells (“MDSC cells”), microglial cells and dendritic cells (“DC cells”), which are believed to offer unique therapeutic opportunities. INmune plans to develop their three existing drug platforms: INKmune (“INKmune”) which primes NK cells, INB03 (“INB03”) which down regulates MDSC cells and XPro1595 that targets microglial cell activation in the brain – a cause of neuroinflammation. Together or individually, the Company expects that these therapies will harness the innate immune system to provide a unique set of therapies for patients with innate immune system dysfunction.

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

NOTE 2 – GOING CONCERN

As of June 30, 2019, the Company had an accumulated deficit of $15,890,996 and experienced losses since its inception. Losses have principally occurred as a result of non-cash stock-based compensation expense and the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized. Future cash requirements are subject to the pace of required research and development expenditures to meet management’s plans and certain milestone requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to seek additional funding through the issuance of common stock for cash and by implementing its strategic plan to develop its pharmaceutical products and allow the opportunity for the Company to continue as a going concern, however there cannot be any assurance that we will be successful in doing so.

The Company raised net proceeds of approximately $12.2 million from sales of its common stock during the six months ended June 30, 2019, received $0.6 million in grants in March 2019 and expects to receive an additional $0.4 million in grants on, or prior to, the first quarter of 2020, which the Company estimates should meet its planned operating requirements into the second quarter of 2020. The Company plans to seek to raise additional capital to meet its future operating requirements until such time as it develops a recurring source of revenues, which is not expected for several years. The amount and timing of these capital raises is subject to general market conditions. There cannot be any assurance that the Company will be able to complete these capital raises.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of INmune Bio, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019.

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

Receivables

Receivables currently consist of an R&D tax credit receivable, valued added tax (“VAT”) receivable, joint development cost receivable and a Goods and Services Tax (“GST”) receivable. The R&D tax credit receivable is recorded when R&D is incurred. At that time, the Company records a receivable for the amount of the credit it expects to receive based on the expenses incurred. The VAT receivable is recorded when the Company receives an invoice with VAT related to it. The receivable is recorded for the amount expected to be returned when the VAT tax return is filed. The joint development cost receivable is recorded when the Company incurs R&D expenses based on the amount it expects to receive as a reimbursement per the Novamune agreement (see Note 4 for detailed explanation of the agreement). The GST tax receivable is recorded when the Company receives an invoice with GST tax related to it. The collectability of these receivables are evaluated periodically based on the actual R&D credit returns submitted, the VAT returns submitted, the GST returns submitted and the amounts received from Novamune. As of June 30, 2019 and December 31, 2018, there were no trade receivables.

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

At June 30, 2019, the Company had 1,632,000 potentially issuable shares of common stock upon the exercise of stock options and 1,461,649 potentially issuable shares of common stock upon the exercise of warrants.

At June 30, 2018, the Company had 1,632,000 potentially issuable shares of common stock upon the exercise of stock options, and 1,255,657 potentially issuable shares of common stock upon the exercise of warrants.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

New and Recently Issued Accounting Pronouncements

During the first quarter of 2019, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (ASC 842), which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company has adopted the new lease standard using the new transition option issued under the amendments in ASU 2018-11, Leases, which allowed the Company to continue to apply the legacy guidance in Accounting Standards Codification (ASC) 840, Leases, in the comparative periods presented in the year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company recognizes those lease payments in the Consolidated Statements of Operations and Comprehensive Income on a straight-line basis over the lease term. The adoption had no impact on the Company’s consolidated statement of operations, loss per share or cash flows.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the timing and impact of the adoption of this guidance on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2019, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax obligations in the UK for expenses incurred in R&D subject to certain requirements. INmune UK submits R&D tax credit requests annually for research and development expenses incurred, and recorded a related receivable in the amount of $450,009 and $370,900 as of June 30, 2019 and December 31, 2018, respectively.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax obligations in AUS for expenses incurred in R&D subject to certain requirements. INmune Australia submits R&D tax credit requests annually for research and development expenses incurred. At June 30, 2019 and December 31, 2018, the Company recorded a research and development tax credit receivable of $393,059 and $221,761, respectively, for R&D expenses incurred in Australia.

During the six months ended June 30, 2019 and 2018, the Company received $152,514 and $0 of R&D tax credit reimbursements, respectively.

The Company is eligible to recover all VAT for all R&D expenses paid. INmune UK recorded an other tax receivable of $43,578 and $6,282 for VAT as of June 30, 2019 and December 31, 2018, respectively.

The Company is eligible to recover all GST for all R&D expenses paid. INmune Australia recorded other tax receivable of $56,146 and $26,127 for GST as of June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019 and 2018, no GST was collected.

During the six months ended June 30, 2019 and 2018, the Company received $113,580 and $138,384 of VAT reimbursements, respectively.

Xencor, Inc. License Agreement

On October 3, 2017, the Company entered into a license agreement (“Xencor License Agreement”) with Xencor, Inc. (“Xencor”), which has discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor. Pursuant to the license agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials (as defined in the license agreement) to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein known as “XPRO1595” that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation (“Licensed Products”). The Company believes the protein has numerous medical applications. Such additional alternative applications of the technology are available under the license agreement. In connection with the license agreement, the Company paid Xencor a one-time non-creditable and non-refundable fee of $100,000, and issued Xencor 1,585,000 shares of the Company’s common stock with a fair value of $12,221,000. In addition, the Company issued Xencor fully vested warrants with a fair value of $4,193,000 to purchase an additional number of shares of common stock equal to 10% of the fully diluted company shares immediately following such purchase. The warrants have an exercise price based on a valuation of the Company at $100,000,000 and expire on October 3, 2023. The aggregate purchase price for the full exercise of the option is $10,000,000 which purchase price shall be pro-rated for any partial exercise of the Warrant. In August 2018, the Company entered into a First Amendment to Stock Issuance Agreement. Pursuant to the amendment, the purchase price for the additional shares may only be paid by cash.

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

Novamune Joint Development Agreement

On September 3, 2016, the Company entered into a joint development agreement with Novamune, Inc. (“Novamune”) (the “Development Agreement”). Novamune is owned by a significant shareholder of the Company. Novamune had previously developed and licensed technology relating to ex-vivo activation of NK cells for the treatment of cancer and other diseases. The parties agreed to exclusively collaborate on the further development of technologies related to NK cells for therapeutic applications. The Company and Novamune agreed to share equally in the costs related to such joint development projects and agreed to jointly own any intellectual property developed by the joint projects, provided that Novamune shall have an exclusive royalty free license to use any such intellectual property relating to ex-vivo applications and the Company shall have an exclusive royalty free license to use any such intellectual property relating to in-vivo applications. As of June 30, 2019 and December 31, 2018, the Company had a joint development receivable outstanding related to Novamune’s portion of R&D costs incurred of $49,329 and $17,989, respectively.

INKmune License Agreement

On October 29, 2015, the Company entered into an exclusive license agreement with Immune Ventures, LLC (“Immune Ventures”), owner of all of the rights related to our principal patent (the “INKmune License Agreement”). Pursuant to the INKmune License Agreement, the Company was granted exclusive worldwide rights to the patents, including rights to incorporate any improvements or additions to the patents that may be developed in the future. In consideration for the patent rights, the Company agreed to the following milestone payments (of which none have been met as of June 30, 2019):

Each Phase I initiation	$25,000
Each Phase II initiation	$250,000
Each Phase III initiation	$350,000
Each NDA/EMA filing	$1,000,000
Each NDA/EMA awarded	$9,000,000

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer. As of June 30, 2019, no sales had occurred under this license.

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

Annual maintenance fees under the PITT Agreement include: $5,000 due June 26 of each year 2018-2022; $10,000 due on June 26 of each year 2023-2024; and $25,000 due on June 26 of each year 2025 and annually thereafter until first commercial sale. The Company is current on its annual maintenance fees pursuant to the PITT Agreement.

June 26 of each year 2018-2022	$5,000
June 26 of each year 2023-2024	$10,000
June 26 of each year 2025 until first commercial sale	$25,000

Upon first commercial sale of a product making use of the licensed technology under the PITT Agreement, the Licensee is required to pay royalties equal to 2.5% of Net Sales each calendar quarter (under which there have been no sales to date).

Moreover, under the PITT Agreement the Licensee is required to make milestone payments as follows:

Each Phase I initiation	$50,000
Each Phase III initiation	$500,000
First commercial sale of product making use of licensed technology	$1,250,000

The Company made a $50,000 milestone payment in March 2019 pursuant to the PITT Agreement. The PITT Agreement expires upon the earlier of: (i) expiration of the last claim of the Patent Rights forming the subject matter of the PITT Agreement; or (ii) the date that is 20 years from the effective date of the agreement (June 26, 2037).

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

NOTE 5 – LEASE

In May 2019, the Company signed a sublease agreement with a related party for office space in La Jolla, California, which serves as the new headquarters of the Company. The lease has a 61-month term, which corresponds to the lease term of the lessor. The lessor is CTI Clinical Trial & Consulting Services (“CTI”). CTI is majority-owned by a member of the Company’s Board of Directors. The lessor may extend its lease for an additional 5 years, and, if it does, the Company may also extend its sublease for 5 years. The Company did not include the option to extend in the calculation of the lease liabilities as such extension is not reasonably certain to occur. Variable lease costs for the Company’s lease consists of operating expenses for the spaces. Below is a summary of the Company’s right-of-use assets and liabilities as of June 30, 2019:

Right-of-use asset – related party	$209,234

Operating lease, current liability – related party	$7,530
Long-term operating lease liability – related party	177,051
Total lease liability	$184,581

Weighted-average remaining lease term	5.1 years

Weighted-average discount rate	10.00%

During the six months ended June 30, 2019, the Company recognized $3,495 in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations. During June 2019, the Company prepaid its rent obligation pursuant to its lease with CTI for the remainder of 2019.

Approximate future minimum lease payments for the Company’s right-of-use assets over the remaining lease period as of June 30, 2019 are as follows:

Remainder of 2019	$-
2020	50,045
2021	51,546
2022	53,092
2023	54,685
2024	32,508
Total minimum lease payments	241,876
Less: amount representing interest	(57,295)
Total lease liability	$184,581

NOTE 6 – RELATED PARTY TRANSACTIONS

UCL

At June 30, 2019 and December 31, 2018, the Company owed UCL Consultants Limited (“UCL”) $8,978 and $9,020, respectively, in connection with medical research performed on behalf of the Company. During the six months ending June 30, 2019 and 2018, the Company paid UCL $77,328 and $162,239, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

CTI

At June 30, 2019 and December 31, 2018, the Company owed CTI $60,913 and $261,525, respectively, for medical research performed on behalf of the Company. During the six months ending June 30, 2019 and 2018, the Company paid CTI $993,052 and $388,184, respectively, for medical research performed on behalf of the Company. In addition, during May 2019, the Company entered into a sublease agreement with CTI for office space. During the six months ended June 30, 2019, the Company paid CTI $24,653 pursuant to its sublease agreement with CTI. See Note 5.

Advent Bioservices

At June 30, 2019 and December 31, 2018, the Company owed Advent Bioservices, Ltd. (“Advent Bioservices”) $0 and $0, respectively, in connection with medical research performed on behalf of the Company. During the six months ending June 30, 2019 and 2018, the Company paid Advent Bioservices $0 and $298,230, respectively, for medical research performed on behalf of the Company. Advent Bioservices is owned by a significant shareholder of the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation settlement

In November 2016, an individual filed an action in Cook County, Illinois, against the Company; David J. Moss, its Chief Financial Officer, Treasurer and Secretary ; and Raymond J. Tesi, its president and Chief Executive Officer (the Company, Mr. Moss and Mr. Tesi are referred to collectively as the “Company Parties”). The action alleged claims against the Company Parties concerning payment of monies and/or securities allegedly owed. In April 2017, the Company Parties and the Claimant entered into a Settlement Agreement and Mutual General Release agreement with that individual (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to issue 33,335 shares of the Company’s common stock valued at $50,000, based on the value of the stock of the last round of financing of $1.50 per share. The Company assessed the value of the common stock owed as of December 31, 2017, and determined that the $1.50 per share value form the most recent round of financing was still the most readily determinable value of the shares of the Company’s common stock issuable as a part of this settlement. These shares have not been issued and are subject to a restriction on transfer for a period of two years from the date the Company completes an initial public offering or otherwise becomes a public company after which the Company will deliver the shares to the Claimant. The agreement to issue the shares following the two-year restriction period was a full and complete settlement of all claims that the Claimant may have had against the Company Parties and the Cook County action was dismissed with prejudice. The obligation was recorded as common stock issuable of $50,000 as of June 30, 2019 and December 31, 2018, respectively, pending delivery of the shares to the Claimant after the restriction period expires.

NOTE 8 – STOCKHOLDERS’ EQUITY

Initial Public Offering

During the six months ended June 30, 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross proceeds of $8,166,560 (net proceeds of $7,251,142).

Lincoln Park Transaction

On May 15, 2019, the Company entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $20.0 million of the Company’s common stock (subject to certain limitations) from time to time over the 24-month term of the agreement. The Company also entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed with the Securities and Exchange Commission (the “SEC”) the registration statement to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to Lincoln Park under the Purchase Agreement. The registration statement was effective as of July 2, 2019.

As a result, on May 15, 2019, 70,000 newly issued shares of the Company’s common stock were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of the Company’s common stock under the agreement, and 30,000 newly issued shares of common stock, valued at $10.00 per share, were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $300,000 ($230,000 net of offering costs).

Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to, an additional $19.7 million worth of shares of the Company’s common stock. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s option, over the 24-month term of the agreement.

As contemplated by the Lincoln Park Purchase Agreement, and so long as the closing price of the Company’s common stock exceeds $3.50 per share, then the Company may direct Lincoln Park, at its sole discretion to purchase up to 20,000 shares of its common stock on any business day. The price per share for such purchases will be equal to the lower of: (i) the lowest sale price on the applicable purchase date and (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the twelve (12) consecutive business days ending on the business day immediately preceding such purchase date (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of the purchase agreement). The maximum amount of shares subject to any single regular purchase increases as the Company’s share price increases, subject to a maximum of $1.0 million.

In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the purchase agreement if it would result in Lincoln Park beneficially owning more than 19.99% of its common stock immediately prior to the execution of the Lincoln Park Purchase Agreement. There are no trading volume requirements or restrictions under the purchase agreement nor any upper limits on the price per share that Lincoln Park must pay for shares of common stock.

The Lincoln Park Purchase Agreement and the registration rights agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the purchase agreement at any time, at no cost or penalty. During any “event of default” under the purchase agreement, all of which are outside of Lincoln Park’s control, Lincoln Park does not have the right to terminate the purchase agreement; however, the Company may not initiate any regular or other purchase of shares by Lincoln Park, until such event of default is cured. In addition, in the event of bankruptcy proceedings by or against the Company, the purchase agreement will automatically terminate.

Actual sales of shares of common stock to Lincoln Park under the purchase agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as it directs in accordance with the purchase agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares.

April and May 2019 Stock Sale

During April and May 2019, the Company sold 522,212 shares of its common stock to certain investors for cash proceeds of $4,727,879, of which the Company’s CEO purchased 11,100 shares for $119,325 of cash and the Company’s CFO purchased 5,000 shares for $53,550 of cash.

Luminus Stock Sale

During the six months ended June 30, 2018, to complete a series of funding provided for in the Company’s joint development agreement dated September 3, 2016, the Company received $900,000 in cash from Luminus in exchange for 400,000 shares of the Company’s common stock. Luminus is owned by a significant shareholder of the Company.

Pacific Seaboard Consulting Agreement

On May 16, 2018, the Company entered into a consulting agreement with Pacific Seaboard Investments Ltd. (“Pacific Seaboard”) for corporate governance, compliance services regarding the filing of a listing application and assist with activities related to its initial public offering. The term of the consulting agreement is from April 24, 2018 to May 1, 2021. In consideration of the consultant’s services, the Company agreed to issue 600,000 shares of its restricted common stock, of which 200,000 shares were to be issued on May 16, 2018, 200,000 shares shall be locked up for six months after the effective date of the Company’s registration statement and 200,000 shares shall be locked up for 10 months after the date of the Company’s offering. Pursuant to this agreement, the Company recorded $4,626,000 as common stock issuable as of December 31, 2018 for the 600,000 shares of common stock to be issued. During June 2019, the Company issued 400,000 shares of its common stock to Pacific Seaboard, whereby the Company was initially required to issue 600,000 shares to Pacific Seaboard, but subsequently received a waiver from Pacific Seaboard during April 2019 permanently waiving the last 200,000 shares owed. The Company recorded a waiver of common stock issuable of $1,542,000 during the six months ended June 30, 2019 pursuant to the waiver agreement.

As of June 30, 2019 and December 31, 2018, the Company had common stock issuable of $50,000 for 33,335 common shares related to a legal settlement valued at approximately $1.50 per share (see Note 7).

Stock options

A summary of stock option activity is presented in the table below for the six months ended June 30, 2019:

	Number of Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,632,000	$7.80	9.07	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at June 30, 2019	1,632,000	$7.80	8.57	$3,182,400
Exercisable at June 30, 2019	1,146,667	$7.80	8.54	$2,236,000

During the six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $1,949,395 and $3,440,986, respectively, related to stock options. As of June 30, 2019, there was approximately $3,092,680 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.40 years.

Warrants

In connection with the Company’s initial public offering in February 2019, the Company issued warrants to the placement agents to purchase 40,982 shares of the Company’s common stock at an exercise price of $9.60 per common share, which warrants are exercisable until December 19, 2023. The fair value of these warrants was valued at $247,452 based on the Black-Scholes Option Pricing Model, and accounted for as an offering cost in equity. The assumptions used for these warrants consist of an exercise price of $9.60 per share, expected dividends of 0%, expected volatility of 106.85%, a risk free rate of 2.51% and an expected life of 4.9 years. These warrants have an intrinsic value of $6,147 as of June 30, 2019.

In October 2017, in connection with the Xencor License Agreement, the Company issued fully vested warrants to purchase an additional number of shares of common stock equal to 10% of the fully diluted Company shares immediately following such purchase. See Note 4. These warrants have an intrinsic value of approximately $3.5 million at June 30, 2019.

On June 30, 2017, the Company issued fully vested warrants to purchase 31,667 shares of the Company’s common stock to a third party in conjunction with the common stock sold for cash. The warrants have a $1.50 exercise price and expire on June 30, 2020. These warrants have an intrinsic value of $261,253 as of June 30, 2019.

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

INB03, shown in Figure 4 above, is an engineered protein therapeutic that neutralizes soluble TNF using Dominant-Negative technology. Dominant-Negative TNF biology is possible because of the unique properties of TNF. TNF is comprised of 3 identical proteins that form a homotrimer that bind the TNF receptor. INB03, a mutated form of the monomer, can displace one or more of the monomers from the sTNF homotrimer to form a heterotrimer. The heterotrimer is unable to bind TNF receptor (“TNFR”). Without sTNF/TNFR interaction, there is not biologic affect. This is shown in Figure 5 below.

The unique mechanism of action allows INB03 to be the only selective TNF inhibitor that affects only sTNF. All currently available TNF inhibitors are non-selective TNF inhibitors that block both sTNF and tmTNF. This functional difference shown in Figure 6 below translates into therapeutic differences. The most obvious in the use of a TNF inhibitor in the treatment of cancer patients is related to safety. Non-selective TNF inhibitors are immunosuppressive because they inhibit both sTNF and tmTNF. INB03 is not immunosuppressive because it inhibits only sTNF and allows tmTNF to function normally (please refer to Figure 3). In animal models of cancer, the combination of no sTNF with functional tmTNF after treatment with INB03 improved the immune response against the tumor compared to animals treated with the non-selective TNF inhibitor etanercept (Vujanovic 2016). In summary, sTNF, by binding to TNFR1, is essential for MDSC proliferation by causing phosphorylation of STAT3. Without the binding of sTNF to TNFR1, the proliferation of the MDSC stops and the MDSC population collapses. Without the immunosuppressive shield provided by the MDSC population, the patient’s immune system, without concomitant immunotherapy, can attack the tumor. A secondary effect of INB03 is to improve NK cells-dendritic cell (“NK/DC”) cross-talk to help expand patient’s anti-tumor immune response by recruiting cytotoxic T cells of the adaptive immune system. tmTNF is essential to NK/DC cross-talk.

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

Mesenchymal Stem Cells (“MSC”) are pluripotent cells with potent immunologic effects which can be used alone as an anti-inflammatory treatment strategy or a vector to deliver a drug therapy. We have access to a technology that can produced a high volume of high quality MSC for use in medical research or clinical trials. If we pursue this technology, we may sell these cells to third parties. We may expand this activity in the future to include positioning the company as a contract manufacturer for companies developing MSC products or developing our own MSC based products. In the near future, the goal of the program will be to be self-sustaining and growth will come from reinvestment of revenues from the sale of the MSC products.

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

Since our inception in 2015, we have devoted substantially all of our resources to the discovery and development of our product candidates, including preparing for clinical trials, drug manufacturing and funding general and administrative support for these operations. To date, we have generated no revenue. We have incurred net losses in each year since our inception and, as of June 30, 2019, we had an accumulated deficit of $15,890,996. Our net losses were $2,293,128 and $9,020,247 for the six months ended June 30, 2019 and 2018, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development	$293,812	$287,316	$6,496
General and administrative	1,676,611	5,886,547	(4,209,936)
Waiver of common stock issuable	(1,542,000)	-	(1,542,000)
Total operating expenses	428,423	6,173,863	(5,745,440)
Loss from operations	(428,423)	(6,173,863)	5,745,440
Other income	36,340	-	36,340
Net loss	$(392,083)	$(6,173,863)	$5,781,780

Research and Development

Research and development expense was approximately $0.3 million and $0.3 million, respectively, for the three months ended June 30, 2019 and 2018. During the three months ended June 30, 2019, the Company recorded $0.6 million of research and development expense for our clinical trials, partially offset by $0.3 million of contra research and development expenses recorded related to a grant received from the Alzheimer’s Association.

General and Administrative and Waiver of Common Stock Issuable

General and administrative expenses net of waiver of common stock issuable were $0.1 million during the three months ended June 30, 2019, compared to $5.9 million during the three months ended June 30, 2018, reflecting a decrease of approximately $5.8 million. The decrease was largely attributable to $6.2 million of lower stock-based compensation. During the three months ended June 30, 2019 and 2018, stock-based compensation was ($0.6 million) and $5.6 million, respectively. The decrease in stock-based compensation is mainly due to the Company reversing $1.5 million of stock-based compensation as a result of a consultant permanently waiving the Company issuing 200,000 shares owed to the consultant which were expensed in a prior period. In addition, the Company incurred higher professional fees, payroll expense and investor relations expense during the three months ending June 30, 2019.

Other Income

Other income earned during the three months ended June 30, 2019 of $36,340 was largely attributable to interest income earned from money market accounts. No other income was earned for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	Six Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development	$395,404	$391,327	$4,077
General and administrative	3,486,106	8,628,920	(5,142,814)
Waiver of common stock issuable	(1,542,000)	-	(1,542,000)
Total operating expenses	2,339,510	9,020,247	(6,680,737)
Loss from operations	(2,339,510)	(9,020,247)	(6,680,737)
Other income	46,382	-	46,382
Net loss	$(2,293,128)	$(9,020,247)	$(6,727,119)

Research and Development Expense

Research and development expense was approximately $0.4 million for the six months ended June 30, 2019 and 2018. During the six months ended June 30, 2019, the Company recorded $1.0 million of research and development expense for our clinical trials, partially offset by $0.6 million of contra research and development expenses recorded related to a grant received from the Alzheimer’s Association.

General and Administrative Expenses and Waiver of Common Stock Issuable

General and administrative expenses net of waiver of common stock issuable declined approximately $6.7 million to $1.9 million for the six months ended June 30, 2019, compared to $8.6 million for the six months ended June 30, 2018. The decrease in general administrative expense is primarily attributable to $7.7 million of lower stock-based compensation expense, partially offset by higher professional fees, payroll expense and investor relations expense incurred during the six months ended June 30, 2019. The decrease in stock-based compensation is mainly due to the Company not issuing any shares as compensation in the current period and reversing $1.5 million of stock-based compensation as a result of a consultant permanently waiving the Company issuing 200,000 shares owed to the consultant which were expensed in a prior period.

Other Income

Other income earned during the six months ended June 30, 2019 of $46,382 was largely attributable to interest income earned from money market accounts. No other income was earned for the six months ended June 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $2,293,128 and $9,020,247 for the six months ended June 30, 2019 and 2018, respectively. Net cash used in operating activities was $3,005,525 and $1,146,688 for the six months ended June 30, 2019 and 2018, respectively. Prior to our February 2019 IPO, we met our liquidity requirements principally through the sale of our common stock in private placements and the sale of our convertible debt to an investor.

As of June 30, 2019, the Company had an accumulated deficit of $15,890,996. Losses have principally occurred as a result of non-cash stock-based compensation expense and the substantial resources required for research and development of the Company’s products, which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of revenues until such time as the Company’s products are commercialized. Future cash requirements are subject to the pace of required research and development expenditures to meet management’s plans and certain milestone requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern from the issuance date of these financial statements. Management plans to pursue additional funding through the issuance of common stock for cash and by implementing its strategic plan to allow the opportunity for the Company to continue as a going concern, however there cannot be any assurance that we will be successful in doing so. With cash on hand plus non-dilutive funding from the R&D credits and the grant from the Alzheimer’s Association, the Company estimates it can operate through 2019 and into the second quarter of 2020.

During February 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross cash proceeds of $8,166,560 (net cash proceeds of $7,251,142).

On May 15, 2019, the Company entered into a purchase agreement and a registration rights agreement with an institutional investor, Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, providing for the purchase of up to $20.0 million worth of the Company’s common stock, $0.001 par value per share, over the 24-month term of the purchase agreement. In connection therewith and as contemplated by the purchase agreement, on May 15, 2019, the Company sold 30,000 newly issued shares of its common stock, valued at $10.00 per share, to Lincoln Park for $300,000 in gross cash proceeds (net cash proceeds of $230,000) and issued 70,000 shares of its common stock to Lincoln Park pursuant to the terms of the purchase agreement as consideration for its commitment to purchase shares under the purchase agreement.

During April and May 2019, the Company sold 522,212 shares of its common stock to certain investors for cash proceeds of $4,727,879 of which the Company’s CEO purchased 11,100 shares for $119,325 of cash and the Company’s CFO purchased 5,000 shares for $53,550 of cash.

As of June 30, 2019, we had cash and cash equivalents of $9,363,964. We anticipate our cash and cash equivalents will last through December 31, 2019 and into the second quarter of 2020.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
Net cash and cash equivalents (used in) provided by:
Operating activities	$(3,005,525)	$(1,146,688)
Financing activities	12,209,021	900,000
Change in cash and cash equivalents	9,203,496	(246,688)
Impact on cash from foreign currency translation	(25,736)	(15,610)
Cash and cash equivalents, beginning of period	186,204	1,370,711
Cash and cash equivalents, end of period	$9,363,964	$1,108,413

Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used $3.0 million of cash for the six months ended June 30, 2019, primarily resulting from our net loss of $2.3 million, a net cash outflow of $1.1 million for changes in our net operating assets and liabilities, offset by non-cash stock-based compensation charges of $0.4 million. The change in our net operating assets and liabilities was primarily driven by a decrease in accounts payable and accrued liabilities of $0.4 million, an increase in the research and development tax credit receivable of $0.3 million, an increase in prepaid expenses – related party of $0.2 million and an increase in prepaid expenses of $0.2 million.

Operating activities used $1.1 million of cash for the six months ended June 30, 2018, primarily resulting from our net loss of $9.0 million, which was partially offset by non-cash stock-based compensation charges of $8.1 million.

Financing Activities

During the six months ended June 30, 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross cash proceeds of $8.2 million (net cash proceeds of $7.3 million).

On May 15, 2019, the Company entered into a purchase agreement and a registration rights agreement with an institutional investor, Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, providing for the purchase of up to $20.0 million worth of the Company’s common stock, $0.001 par value per share, over the 24-month term of the purchase agreement. In connection therewith and as contemplated by the purchase agreement, on May 15, 2019, the Company sold 30,000 newly issued shares of its common stock, valued at $10.00 per share, to Lincoln Park for $300,000 in gross cash proceeds (net cash proceeds of $230,000) and issued 70,000 shares of its common stock to Lincoln Park pursuant to the terms of the purchase agreement as consideration for its commitment to purchase shares under the purchase agreement.

During April and May 2019, the Company sold 522,212 shares of its common stock to certain investors for cash proceeds of $4,727,879 of which the Company’s CEO purchased 11,100 shares for $119,325 of cash and the Company’s CFO purchased 5,000 shares for $53,550 of cash.

During the six months ended June 30, 2018, to complete a series of funding provided for in the Company’s joint development agreement dated September 3, 2016, the Company received $0.9 million in cash from Luminus in exchange for 400,000 shares of the Company’s common stock. Luminus is owned by a significant shareholder of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, there has been no material change in our assessment of our sensitivity to market risk since our statement set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the small size of the Company and limited segregation of duties, our disclosure controls and procedures were not effective as of June 30, 2019.

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

INmune Bio Inc.

Date: August 9, 2019	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2019	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)

