Form 10-Q
period 2019-09-30
Inmune Bio, Inc.
filed 2019-11-08
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2019, there were 10,770,948 shares of our Common Stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INmune Bio, Inc.

BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$7,382,661	$186,204
Research and development tax credit receivable	953,984	592,215
Other tax receivable	105,842	37,382
Joint development cost receivable	-	17,989
Prepaid expenses	122,030	15,552
Prepaid expenses – related party	118,602	-
Total current assets	8,683,119	849,342

Operating lease – right of use asset – related party	199,216	-
Acquired in-process research and development intangible assets	16,514,000	16,514,000
Total assets	$25,396,335	$17,363,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$337,238	$553,221
Accounts payable and accrued liabilities – related parties	162,111	270,545
Operating lease, current liability – related party	16,155	-
Total current liabilities	515,504	823,766

Long-term operating lease liability – related party	171,515	-
Total liabilities	687,019	823,766

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 10,762,473 and 8,719,441 shares issued and outstanding, respectively	10,762	8,719
Additional paid-in capital	43,661,265	25,446,196
Common stock issuable	50,000	4,676,000
Accumulated other comprehensive income (loss)	(54,749)	6,529
Accumulated deficit	(18,957,962)	(13,597,868)
Total stockholders’ equity	24,709,316	16,539,576
Total liabilities and stockholders’ equity	$25,396,335	$17,363,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INmune Bio, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$-
Operating expenses:
Research and development	1,167,986	654,690	2,415,390	2,362,721
General and administrative	1,916,200	885,151	4,550,306	8,197,367
Waiver of common stock issuable	-	-	(1,542,000)	-
Total operating expenses	3,084,186	1,539,841	5,423,696	10,560,088
Loss from operations	(3,084,186)	(1,539,841)	(5,423,696)	(10,560,088)
Other income:
Interest income	17,220	-	63,602	-
Total	17,220	-	63,602	-
Net loss	$(3,066,966)	$(1,539,841)	$(5,360,094)	$(10,560,088)
Basic and diluted loss per common share	$(0.28)	$(0.18)	$(0.53)	$(1.22)
Weighted average common shares outstanding, basic and diluted	10,762,473	8,719,441	10,105,675	8,662,298

COMPREHENSIVE LOSS
Net loss	$(3,066,966)	$(1,539,841)	$(5,360,094)	$(10,560,088)
Other comprehensive loss – loss on foreign currency translation	(35,542)	(7,623)	(61,278)	(23,233)

Total comprehensive loss	$(3,102,508)	$(1,547,464)	$(5,421,372)	$(10,583,321)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INmune Bio, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Common	Accumulated Other Comprehensive		Total
	Shares	Par Value	Paid-In Capital	Stock Issuable	Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance, January 1, 2019	8,719,441	$8,719	$25,446,196	$4,676,000	$6,529	$(13,597,868)	$16,539,576

Issuance of common stock and warrants for cash proceeds, net of issuance costs	1,020,820	1,021	7,250,121	-	-	-	7,251,142

Stock-based compensation	-	-	974,699	-	-	-	974,699

Loss on foreign currency translation	-	-	-	-	(722)	-	(722)

Net loss	-	-	-	-	-	(1,901,045)	(1,901,045)

Balance, March 31, 2019	9,740,261	$9,740	$33,671,016	$4,676,000	$5,807	$(15,498,913)	$22,863,650

Stock-based compensation	-	-	974,696	-	-	-	974,696

Issuance of common stock for cash proceeds, net of issuance costs	622,212	622	4,957,257				4,957,879

Issuance of common stock issuable	400,000	400	3,083,600	(3,084,000)			-

Waiver of common stock issuable				(1,542,000)			(1,542,000)

Loss on foreign currency translation	-	-	-	-	(25,014)	-	(25,014)

Net loss						(392,083)	(392,083)

Balance, June 30, 2019	10,762,473	$10,762	$42,686,569	$50,000	$(19,207)	$(15,890,996)	$26,837,128

Stock-based compensation	-	-	974,696	-	-	-	974,696

Loss on foreign currency translation	-	-	-	-	(35,542)	-	(35,542)

Net loss	-	-	-	-	-	(3,066,966)	(3,066,966)

Balance, September 30, 2019	10,762,473	$10,762	$43,661,265	$50,000	$(54,749)	$(18,957,962)	$24,709,316

	Common Stock		Additional	Common	Accumulated Other Comprehensive		Total
	Shares	Par Value	Paid-In Capital	Stock Issuable	Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance, January 1, 2018	8,319,441	$8,319	$19,171,237	$50,000	$32,042	$(1,157,845)	$18,103,753

Issuance of common stock for cash, net	400,000	400	899,600	-	-	-	900,000

Stock-based compensation	-	-	2,461,429	-	-	-	2,461,429

Gain on foreign currency translation	-	-	-	-	14,430	-	14,430

Net loss	-	-	-	-	-	(2,846,384)	(2,846,384)

Balance, March 31, 2018	8,719,441	$8,719	$22,532,266	$50,000	$46,472	$(4,004,229)	$18,633,228

Common stock issuable for services	-	-	-	4,626,000	-	-	4,626,000

Stock-based compensation	-	-	979,557	-	-	-	979,557

Loss on foreign currency translation	-	-	-	-	(30,040)	-	(30,040)

Net loss						(6,173,863)	(6,173,863)

Balance, June 30, 2018	8,719,441	$8,719	$23,511,823	$4,676,000	$16,432	$(10,178,092)	$18,034,882

Stock-based compensation	-	-	979,556	-	-	-	979,556

Loss on foreign currency translation	-	-	-	-	(7,623)	-	(7,623)

Net loss	-	-	-	-	-	(1,539,841)	(1,539,841)

Balance, September 30, 2018	8,719,441	$8,719	$24,491,379	$4,676,000	$8,809	$(11,717,933)	$17,466,974

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INmune Bio, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,360,094)	$(10,560,088)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Stock-based compensation	2,924,091	9,046,542
Waiver of common stock issuable	(1,542,000)	-
Changes in operating assets and liabilities:
Research and development tax credit receivable	(361,769)	(217,634)
Other tax receivable	(68,460)	84,169
Joint development cost receivable	17,989	106,878
Prepaid expenses	(106,478)	(5,129)
Prepaid expenses – related party	(118,602)	46,931
Accounts payable and accrued liabilities	(215,983)	63,366
Accounts payable and accrued liabilities – related parties	(108,434)	(161,652)
Operating lease liability – related party	(11,546)	-
Net cash used in operating activities	(4,951,286)	(1,596,617)

Cash flows from financing activities:
Net proceeds from sale of common stock	12,209,021	900,000
Net cash provided by financing activities	12,209,021	900,000

Impact on cash from foreign currency translation	(61,278)	(23,233)

Net increase (decrease) in cash and cash equivalents	7,196,457	(719,850)
Cash and cash equivalents – beginning	186,204	1,370,711
Cash and cash equivalents – ending	$7,382,661	$650,861

Cash paid during the period for:
Income Taxes	$-	$-
Interest	$-	$-

Noncash investing and financing activity:
Issuance of warrants to placement agents	$247,452	$-
Issuance of common stock issuable	$3,084,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

INmune Bio, Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS ORGANIZATION, NATURE OF OPERATIONS

INmune Bio, Inc. (“INmune”) was organized in the State of Nevada on September 25, 2015, and is an early stage specialty pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune intends to focus on the innate immune system that include natural killer cells (“NK cells”), hepatic stellate cells of the liver (HSC cells), myeloid derived suppressor cells (“MDSC cells”), microglial cells and dendritic cells (“DC cells”), which are believed to offer unique therapeutic opportunities. INmune plans to develop their four existing drug platforms: INKmune (“INKmune”) which primes NK cells, INB03 (“INB03”) which down regulates MDSC cells, Neuliv, which targets soluble TNF – a key cytokine driving pathologic chronic inflammation, and XPro1595 that targets microglial cell activation in the brain – a cause of neuroinflammation. Together or individually, the Company expects that these therapies will harness the innate immune system to provide a unique set of therapies for patients with innate immune system dysfunction.

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

NOTE 2 – GOING CONCERN

As of September 30, 2019, the Company had an accumulated deficit of $18,957,962 and experienced losses since its inception. Losses have principally occurred as a result of non-cash stock-based compensation expense and the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized. Future cash requirements are subject to the pace of required research and development expenditures to meet management’s plans and certain milestone requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to seek additional funding through the issuance of common stock for cash and by implementing its strategic plan to develop its pharmaceutical products and allow the opportunity for the Company to continue as a going concern, however there cannot be any assurance that we will be successful in doing so.

The Company raised net proceeds of approximately $12.2 million from sales of its common stock during the nine months ended September 30, 2019, received $0.6 million in grants in March 2019 and expects to receive an additional $0.4 million in grants by the end of first quarter of 2020, which the Company estimates should meet its planned operating requirements into the second quarter of 2020. The Company plans to seek to raise additional capital to meet its future operating requirements until such time as it develops a recurring source of revenues, which is not expected for several years. The amount and timing of these capital raises is subject to general market conditions. There cannot be any assurance that the Company will be able to complete these capital raises.

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

Receivables

Receivables consist of an R&D tax credit receivable, valued added tax (“VAT”) receivable, joint development cost receivable and a Goods and Services Tax (“GST”) receivable. The R&D tax credit receivable is recorded when R&D is incurred. At that time, the Company records a receivable for the amount of the credit it expects to receive based on the expenses incurred. The VAT receivable is recorded when the Company receives an invoice with VAT related to it. The receivable is recorded for the amount expected to be returned when the VAT tax return is filed. The GST tax receivable is recorded when the Company receives an invoice with GST tax related to it. The joint development cost receivable is recorded when the Company incurs R&D expenses based on the amount it expects to receive as a reimbursement per the Novamune agreement (see Note 4 for detailed explanation of the agreement). The collectability of these receivables are evaluated periodically based on the actual R&D credit returns submitted, the VAT returns submitted, the GST returns submitted and the amounts received from Novamune. As of September 30, 2019 and December 31, 2018, there were no trade receivables.

Intangible Assets

The Company capitalizes costs incurred in connection with in-process research and development purchased from others if the asset has alternative uses and such uses are not restricted under applicable license agreements. Amortization is initiated for acquired in-process research and development upon commercialization of the asset at which time the estimated useful life of the asset will be determined. Acquired in-process research and development intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense recognized in research and development in the consolidated statements of operations. These acquired in-process research and development intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment.

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

For the three and nine months ending September 30, 2019, the Company had 1,632,000 potentially issuable shares of common stock upon the exercise of stock options and 1,461,649 potentially issuable shares of common stock upon the exercise of warrants.

For the three and nine months ending September 30, 2018, the Company had 1,632,000 potentially issuable shares of common stock upon the exercise of stock options, and 1,255,667 potentially issuable shares of common stock upon the exercise of warrants.

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

Foreign Currency Translation

The Company’s financial statements are presented in the U.S. dollar (“$”), which is the Company’s reporting currency, while its functional currencies are the U.S. Dollar for its U.S. based operations, the British Pound (“GBP”) for its United Kingdom-based operations and the Australian Dollars (“AUD”) for its Australian-based operations. All assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss).

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) , Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the timing and impact of the adoption of this guidance on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2019, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax obligations in the UK for expenses incurred in R&D subject to certain requirements. INmune UK submits R&D tax credit requests annually for research and development expenses incurred, and recorded a related receivable in the amount of $483,463 and $370,900 as of September 30, 2019 and December 31, 2018, respectively.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax obligations in AUS for expenses incurred in R&D subject to certain requirements. INmune Australia submits R&D tax credit requests annually for research and development expenses incurred. At September 30, 2019 and December 31, 2018, the Company recorded a research and development tax credit receivable of $470,521 and $221,761, respectively, for R&D expenses incurred in Australia.

During the nine months ended September 30, 2019 and 2018, the Company received $152,514 and $0 of R&D tax credit reimbursements, respectively.

The Company is eligible to recover all VAT for all R&D expenses paid. INmune UK recorded an other tax receivable of $65,244 and $6,282 for VAT as of September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company received $148,419 and $169,144 of VAT reimbursements, respectively.

The Company is eligible to recover all GST for all R&D expenses paid. INmune Australia recorded other tax receivable of $40,598 and $26,127 for GST as of September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company received $32,859 and $0 of GST reimbursements, respectively.

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

Novamune Joint Development Agreement

On September 3, 2016, the Company entered into a joint development agreement with Novamune, Inc. (“Novamune”) (the “Development Agreement”). Novamune is owned by a significant shareholder of the Company. Novamune had previously developed and licensed technology relating to ex-vivo activation of NK cells for the treatment of cancer and other diseases. The parties agreed to exclusively collaborate on the further development of technologies related to NK cells for therapeutic applications. The Company and Novamune agreed to share equally in the costs related to such joint development projects and agreed to jointly own any intellectual property developed by the joint projects, provided that Novamune shall have an exclusive royalty free license to use any such intellectual property relating to ex-vivo applications and the Company shall have an exclusive royalty free license to use any such intellectual property relating to in-vivo applications. The Company completed its part of the Novamune Agreement and does not currently expect to receive any future reimbursements from Novamune. As of September 30, 2019 and December 31, 2018, the Company had a joint development receivable outstanding related to Novamune’s portion of R&D costs incurred of $0 and $17,989, respectively.

INKmune License Agreement

On October 29, 2015, the Company entered into an exclusive license agreement with Immune Ventures, LLC (“Immune Ventures”), owner of all of the rights related to our principal patent (the “INKmune License Agreement”). Pursuant to the INKmune License Agreement, the Company was granted exclusive worldwide rights to the patents, including rights to incorporate any improvements or additions to the patents that may be developed in the future. In consideration for the patent rights, the Company agreed to the following milestone payments (of which none have been met as of September 30, 2019):

Each Phase I initiation	$25,000
Each Phase II initiation	$250,000
Each Phase III initiation	$350,000
Each NDA/EMA filing	$1,000,000
Each NDA/EMA awarded	$9,000,000

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer. As of September 30, 2019, no sales had occurred under this license.

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

NOTE 5 – LEASE

In May 2019, the Company signed a sublease agreement with a related party for office space in La Jolla, California, which serves as the new headquarters of the Company. The lease has a 61-month term, which corresponds to the lease term of the lessor. The lessor is CTI Clinical Trial & Consulting Services (“CTI”). CTI is majority-owned by a member of the Company’s Board of Directors. The lessor may extend its lease for an additional 5 years, and, if it does, the Company may also extend its sublease for 5 years. The Company did not include the option to extend in the calculation of the lease liabilities as such extension is not reasonably certain to occur. Variable lease costs for the Company’s lease consists of operating expenses for the spaces. Below is a summary of the Company’s right-of-use assets and liabilities as of September 30, 2019:

Right-of-use asset – related party	$199,216

Operating lease, current liability – related party	$16,155
Long-term operating lease liability – related party	171,515
Total lease liability	$187,670

Weighted-average remaining lease term	4.5 years

Weighted-average discount rate	10.00%

During the nine months ended September 30, 2019, the Company recognized $18,699 in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations. During June 2019, the Company prepaid its rent obligation pursuant to its lease with CTI for the remainder of 2019.

Approximate future minimum lease payments for the Company’s right-of-use assets over the remaining lease period as of September 30, 2019 are as follows:

Remainder of 2019	$-
2020	50,045
2021	51,546
2022	53,092
2023	54,685
2024	32,508
Total minimum lease payments	241,876
Less: amount representing interest	(54,206)
Total lease liability	$187,670

NOTE 6 – RELATED PARTY TRANSACTIONS

UCL

At September 30, 2019 and December 31, 2018, the Company owed UCL Consultants Limited (“UCL”) $26,598 and $9,020, respectively, in connection with medical research performed on behalf of the Company. During the nine months ending September 30, 2019 and 2018, the Company paid UCL $291,622 and $200,014, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

CTI

At September 30, 2019 and December 31, 2018, the Company owed CTI $135,513 and $261,525, respectively, for medical research performed on behalf of the Company. During the nine months ending September 30, 2019 and 2018, the Company paid CTI $1,060,110 and $388,184, respectively, for medical research performed on behalf of the Company. In addition, during May 2019, the Company entered into a sublease agreement with CTI for office space. During the nine months ended September 30, 2019, the Company paid CTI $24,653 pursuant to its sublease agreement with CTI. See Note 5.

Advent Bioservices

At September 30, 2019 and December 31, 2018, the Company owed Advent Bioservices, Ltd. (“Advent Bioservices”) $0 and $0, respectively, in connection with medical research performed on behalf of the Company. During the nine months ending September 30, 2019 and 2018, the Company paid Advent Bioservices $0 and $298,230, respectively, for medical research performed on behalf of the Company. Advent Bioservices is owned by a significant shareholder of the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation settlement

In November 2016, an individual filed an action in Cook County, Illinois, against the Company; David J. Moss, its Chief Financial Officer, Treasurer and Secretary ; and Raymond J. Tesi, its president and Chief Executive Officer (the Company, Mr. Moss and Mr. Tesi are referred to collectively as the “Company Parties”). The action alleged claims against the Company Parties concerning payment of monies and/or securities allegedly owed. In April 2017, the Company Parties and the Claimant entered into a Settlement Agreement and Mutual General Release agreement with that individual (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to issue 33,335 shares of the Company’s common stock valued at $50,000, based on the value of the stock of the last round of financing of $1.50 per share. The Company assessed the value of the common stock owed as of December 31, 2017, and determined that the $1.50 per share value from the most recent round of financing was still the most readily determinable value of the shares of the Company’s common stock issuable as a part of this settlement. These shares have not been issued and are subject to a restriction on transfer for a period of two years from the date the Company completes an initial public offering or otherwise becomes a public company after which the Company will deliver the shares to the Claimant. The agreement to issue the shares following the two-year restriction period was a full and complete settlement of all claims that the Claimant may have had against the Company Parties and the Cook County action was dismissed with prejudice. The obligation was recorded as common stock issuable of $50,000 as of September 30, 2019 and December 31, 2018, respectively, pending delivery of the shares to the Claimant after the restriction period expires.

NOTE 8 – STOCKHOLDERS’ EQUITY

Initial Public Offering

During the nine months ended September 30, 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross proceeds of $8,166,560 (net proceeds of $7,251,142).

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

Luminus Stock Sale

During the nine months ended September 30, 2018, to complete a series of funding provided for in the Company’s joint development agreement dated September 3, 2016, the Company received $900,000 in cash from Luminus in exchange for 400,000 shares of the Company’s common stock. Luminus is owned by a significant shareholder of the Company.

Common Stock Issuable

Pacific Seaboard Consulting Agreement

On May 16, 2018, the Company entered into a consulting agreement with Pacific Seaboard Investments Ltd. (“Pacific Seaboard”) for corporate governance, compliance services regarding the filing of a listing application and assist with activities related to its initial public offering. The term of the consulting agreement is from April 24, 2018 to May 1, 2021. In consideration of the consultant’s services, the Company agreed to issue 600,000 shares of its restricted common stock, of which 200,000 shares were to be issued on May 16, 2018, 200,000 shares shall be locked up for six months after the effective date of the Company’s registration statement and 200,000 shares shall be locked up for 10 months after the date of the Company’s offering. Pursuant to this agreement, the Company recorded $4,626,000 as common stock issuable as of December 31, 2018 for the 600,000 shares of common stock to be issued. During June 2019, the Company issued 400,000 shares of its common stock to Pacific Seaboard, whereby the Company was initially required to issue 600,000 shares to Pacific Seaboard, but subsequently received a waiver from Pacific Seaboard during April 2019 permanently waiving the last 200,000 shares owed. The Company recorded a waiver of common stock issuable of $1,542,000 during the nine months ended September 30, 2019 pursuant to the waiver agreement.

Settlement

As of September 30, 2019 and December 31, 2018, the Company had common stock issuable of $50,000 for 33,335 common shares related to a legal settlement valued at approximately $1.50 per share (see Note 7).

Stock options

A summary of stock option activity is presented in the table below for the nine months ended September 30, 2019:

	Number of Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,632,000	$7.80	9.07	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at September 30, 2019	1,632,000	$7.80	8.32	$-
Exercisable at September 30, 2019	1,299,333	$7.80	8.29	$-

During the nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $2,924,091 and $4,420,542, respectively, related to stock options. As of September 30, 2019, there was approximately $2,117,984 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.56 years.

Warrants

In connection with the Company’s initial public offering in February 2019, the Company issued warrants to the placement agents to purchase 40,982 shares of the Company’s common stock at an exercise price of $9.60 per common share, which warrants are exercisable until December 19, 2023. The fair value of these warrants was valued at $247,452 based on the Black-Scholes Option Pricing Model, and accounted for as an offering cost in equity. The assumptions used for these warrants consist of an exercise price of $9.60 per share, expected dividends of 0%, expected volatility of 106.85%, a risk free rate of 2.51% and an expected life of 4.9 years. These warrants have no intrinsic value as of September 30, 2019.

In October 2017, in connection with the Xencor License Agreement, the Company issued fully vested warrants to purchase an additional number of shares of common stock equal to 10% of the fully diluted Company shares immediately following such purchase. See Note 4. These warrants have no intrinsic value as of September 30, 2019.

On June 30, 2017, the Company issued fully vested warrants to purchase 31,667 shares of the Company’s common stock to a third party in conjunction with the common stock sold for cash. The warrants have a $1.50 exercise price and expire on June 30, 2020. These warrants have an intrinsic value of $139,335 as of September 30, 2019.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 respectively:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Research and development	$426,308	$428,075	$1,278,924	$1,712,298
General and administrative	548,388	551,481	1,645,167	7,334,244
Total	$974,696	$979,556	$2,924,091	$9,046,542

NOTE 9 – SUBSEQUENT EVENTS

On October 1, 2019, the Company entered into an agreement with a consultant whereby the Company became obligated to issue the consultant 8,475 shares of common stock of the Company, which shares were issued during November 2019 pursuant to the Company’s 2019 Equity Incentive Plan, in exchange for strategic consulting and corporate development services provided to the Company. The grant date fair value of these shares is approximately $47,000.

During October 2019, the Company received approximately $410,000 from Australia for purposes of its research and development tax credit from Australia for the period from July 1, 2018 to June 30, 2019.

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

Description of Business

Overview

We are a clinical-stage immunotherapy company focused on reprograming the patient’s innate immune system to treat disease. We do this by targeting four key cells of the innate immune system, natural killer, or NK cells, and myeloid derived suppressor cells, or MDSC, hepatic stellate cells of the liver, or HSC, and microglial cells of the central nervous system. NK cells are the body’s first line of defense due to their innate ability to rapidly seek and destroy abnormal cells, such as cancer or virally-infected cells, without prior exposure or activation by other support molecules required to activate adaptive immune cells such as T-cells. NK cells play a key role in the immune-surveillance that prevents people from getting cancer and in eliminating residual disease which may cause people to relapse after cytotoxic therapy. MDSC are myeloid cells that develop secondary to the chronic inflammatory environment associated with many cancers. MDSC, produced in the bone marrow, take up residence in the tumor microenvironment, the tissue associated with the cancerous cells, to protect to the tumor from immunological attack by the patient’s immune system. MDSC play a critical role in making the cancer resistant to immunotherapy such as currently approved checkpoint inhibitors. Microglial cells are the primary immune cells of the central nervous system responsible for protecting the neural unit of microglia, astrocytes, oligodendrocytes and neurons from infection. In the setting of chronic inflammation, microglial cells become activated and cause dysfunction of the other three cells types in the neural unit resulting in neurodegenerative and neuropsychiatric diseases. Hepatic stellate cells are immunologically active cells that are part of the liver architecture that support hepatocyte function in health and disease. INB03, NeuLiv and XPro1595 are the identical drug used in different therapeutic arenas. INB03 is the name of the drug for cancer targeted applications. XPro1595 in the name of the drug for neurology and psychiatric indications. NeuLiv is the name of the drug for treatment of liver diseases.

We believe INKmune, our NK cell directed therapy, and INB03, our MDSC directed therapy, and XPro1595, our microglial directed therapy and NeuLiv, or HSC directed therapy offer unique strategies to improve the response of patient’s the innate immune system to their cancer, neurologic and liver disease respectively. These therapies will use a precision medicine approach to select patients who will benefit from the therapy and monitor the response to the therapy. For oncology, neither INB03 or INKmune therapy is cancer specific. The decision to use either INKmune or INB03 alone or in combination other cancer therapies or with each other depends on immunologic parameters that can be tested in patients before treatment. The type of cancer is not important. This means that both therapies can be used to treat patients wide varied to hematologic malignancies and solid tumors that have the immunologic profile needed to respond. Put simply, we are treating the immune system to attack the patients cancer, not targeting the patient’s cancer directly.

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

Likewise, we believe NeuLiv, our HSC directed therapy, offers a unique strategy to decrease inflammation of the liver that results in hepatocyte ballooning, death and fibrosis, a key pathophysiology in inflammatory diseases of the liver. Our initial program with NeuLiv will be treating patients with nonalcoholic steatohepatitis (NASH).

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

INB03, shown in Figure 1 above, is an engineered protein therapeutic that neutralizes soluble TNF using Dominant-Negative technology. Dominant-Negative TNF biology is possible because of the unique properties of TNF. TNF is comprised of 3 identical proteins that form a homotrimer that bind the TNF receptor. INB03, a mutated form of the monomer, can displace one or more of the monomers from the sTNF homotrimer to form a heterotrimer. The heterotrimer is unable to bind TNF receptor (“TNFR”). Without sTNF/TNFR interaction, there is not biologic affect. This is shown in Figure 2 below.

The unique mechanism of action allows INB03 to be the only selective TNF inhibitor that affects only sTNF. All currently available TNF inhibitors are non-selective TNF inhibitors that block both sTNF and tmTNF. This functional difference shown in Figure 3 below translates into therapeutic differences. The most obvious in the use of a TNF inhibitor in the treatment of cancer patients is related to safety. Non-selective TNF inhibitors are immunosuppressive because they inhibit both sTNF and tmTNF. INB03 is not immunosuppressive because it inhibits only sTNF and allows tmTNF to function normally (please refer to Figure 2). In animal models of cancer, the combination of no sTNF with functional tmTNF after treatment with INB03 improved the immune response against the tumor compared to animals treated with the non-selective TNF inhibitor etanercept (Vujanovic 2016). In summary, sTNF, by binding to TNFR1, is essential for MDSC proliferation by causing phosphorylation of STAT3. Without the binding of sTNF to TNFR1, the proliferation of the MDSC stops and the MDSC population collapses. Without the immunosuppressive shield provided by the MDSC population, the patient’s immune system, without concomitant immunotherapy, can attack the tumor. A secondary effect of INB03 is to improve NK cells-dendritic cell (“NK/DC”) cross-talk to help expand patient’s anti-tumor immune response by recruiting cytotoxic T cells of the adaptive immune system. tmTNF is essential to NK/DC cross-talk.

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

The mechanism of action for XPro1595 is identical to INB03, but the cell type targeted in neurodegenerative and neuropsychiatric disease is different. Microglial cells are macrophage like immune cell that are unique to the central nervous system. Activated microglial cells produce inflammatory cytokines and phagocytos debris in the brain to promote normal function of the neural unit and protect the brain against infection. Chronic neuroinflammation is a low grade, unrelenting inflammatory process that is destructive to the host resulting in dendritic pruning, synaptic dysfunction, accumulation of cellular debris, cell dysfunction and death. Death of nerve cells can cause cognitive decline of AD, motor dysfunction of Parkinson’s disease or ALS. Death of oligodendrocytes, the cells that produce myelin, contribute to MS and other demyelinating diseases. In the brain, the unique action of XPro1595 to neutralize the destructive cytokine soluble TNF while promoting the function of the protective cytokine, trans-membrane TNF, is unique. Neutralization of soluble TNF and polarization of the immunology to trans-membrane TNF effects is neuroprotective, prevents dendritic pruning and synaptic dysfunction, promotes phagocytosis of debris by microglial cells and prevents demyelinization of neurons. These effects have benefits across a broad range of neurodegenerative and neuropsychiatirc diseases. At this time, due to non-dilutive funding provided by the Part-the-Cloud Award from the Alzheimer’s Association, we will focus our develop efforts on Alzheimer’s disease. The funding provided by the Alzheimer’s Association supports a Phase I trial. If the trial is successful and the Company decides to pursue additional development is AD, additional funding will be needed to support a Phase II trial. In the future, when resources become available, we may expand our activities other neurodegenerative or neuropsychiatric diseases.

The mechanism of action for NeuLiv is identical to INB03 and XPro1595, but the cell type targeted in liver disease is different. In the liver, NeuLiv targets HSC, a key cell in the treatment of inflammatory diseases of the liver. Our first therapeutic program will use NeuLiv to treat NASH. NASH is a complex, but silent liver disease that has reached epidemic proportions in the US; soon to be the primary cause of liver transplantation in the US. The company views NASH as a disease of chronic inflammation caused by three inflammatory loops (Figure 4). The peripheral inflammatory loop is due to obesity and insulin resistance. The regional inflammatory loop is due to intestinal inflammation and mesenteric fat. The local inflammatory loop is due to lipotoxicity and innate immune activation. These inflammatory loops combine to promote hepatitis, hepatocyte dropout and fibrosis – the hallmarks of NASH. Pre-clinical models of NeuLiv in NASH support initiating a clinical study next year.

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

Our Integrated Discovery and Development Process. Our focus on reprograming the patient’s immune system to better attack disease allows for synergies between the development and discovery process. A majority of our effort is focused on the development process that includes improving the manufacturing systems for INKmune and the DN-TNF platform (INB03/XPro1595/NeuLiv) and optimizing bioassays to be used during the clinical trials. These manufacturing and monitoring programs may produce discoveries that the company can capitalize on as product improvements or new products. INB03 has uses beyond treatment of resistance to immunotherapy in oncology and XPro1595 has uses beyond the treatment of AD in the treatment of neurodegenerative and neuropsychiatric diseases. The DN-TNF platform may have therapeutic opportunities in other diseases including cardiovascular diseases including arrythmias, congestive heart failure, renal disease and metabolic diseases including nonalcoholic fatty liver disease (“NAFLD”) and nonalcoholic steatohepatitis (“NASH”), the latter is the target of the NeuLiv program. Although the Company will focus on the immuno-oncology uses of INB03, the treatment of NASH with NeuLiv and the treatment of AD with XPro1595 in the near-term. The Company plans to expand the development into other indications as resources become available. All attempts will be made to fund new research and development with non-dilutive resources that come from grants or revenue from sales of the MSC products.

Since our inception in 2015, we have devoted substantially all of our resources to the discovery and development of our product candidates, including preparing for clinical trials, drug manufacturing and funding general and administrative support for these operations. To date, we have generated no revenue. We have incurred net losses in each year since our inception and, as of September 30, 2019, we had an accumulated deficit of $18,957,962. Our net losses were $5,360,094 and $10,560,088 for the nine months ended September 30, 2019 and 2018, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation.

We classify our operating expenses into two categories: research and development; and general and administrative expenses. Personnel costs including salaries, benefits, bonuses and stock-based compensation expense comprise a significant component of our research and development and general and administrative expense categories. We allocate expenses associated with our facilities and information technology costs between these two categories based on the nature of each cost.

We qualify as an “emerging growth company” under the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	reduced disclosure about our executive compensation arrangements;

●	no non-binding advisory votes on executive compensation or golden parachute arrangements;

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting; and

●	delaying the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

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

Research and Development

Research and development expense consist of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	clinical trial and regulatory-related costs;

●	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;

●	manufacturing and testing costs and related supplies and materials;

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation; and

●	facility expenses dedicated to research and development.

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

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

●	per patient trial costs;

●	the number of sites included in the clinical trials;

●	the countries in which the clinical trials are conducted;

●	the length of time required to enroll eligible patients;

●	the number of patients that participate in the clinical trials;

●	the number of doses that patients receive;

●	the cost of comparative agents used in clinical trials;

●	the drop-out or discontinuation rates of patients;

●	potential additional safety monitoring or other studies requested by regulatory agencies;

●	the duration of patient follow-up; and

●	the efficacy and safety profile of the product candidate.

We do not expect any of our product candidates to be commercially available for at least the next several years, if ever. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

●	continue research and development, including preclinical and clinical development of our existing product candidates;

●	potentially seek regulatory approval for our product candidates;

●	seek to discover and develop additional product candidates;

●	establish a commercialization infrastructure and scale up our manufacturing and distribution capabilities to commercialize any of our product candidates for which we may obtain regulatory approval;

●	seek to comply with regulatory standards and laws;

●	maintain, leverage and expand our intellectual property portfolio;

●	hire clinical, manufacturing, scientific and other personnel to support our product candidates development and future commercialization efforts;

●	add operational, financial and management information systems and personnel; and

●	incur additional legal, accounting and other expenses in operating as a public company.

We may generate a small amount of revenue from MSC product sales in the future. We do not plan to put a significant commercial infrastructure in place to support the sale of the MSC products. We may partner with specialty groups to help with distribution and sales. We will be opportunistic in sales of the MSC for clinical trials. We do not expect to generate revenue from product sales of INKmune or INB03 until we successfully complete development and obtain marketing approval for one or more of our product candidates. We do not expect that to happen for at least the next several years, if ever. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. Failure to receive additional funding could cause the company to fail.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$1,167,986	$654,690	$513,296
General and administrative	1,916,200	885,151	1,031,049
Total operating expenses	3,084,186	1,539,841	1,544,345
Loss from operations	(3,084,186)	(1,539,841)	(1,544,345)
Other income	17,220	-	17,220
Net loss	$(3,066,966)	$(1,539,841)	$(1,527,125)

Research and Development

Research and development expense was approximately $1.2 million and $0.7 million, respectively, for the three months ended September 30, 2019 and 2018. The increase in research and development expense was mainly due to the further advancement of our drug platforms during the three months ended September 30, 2019 compared to the prior period.

General and Administrative

General and administrative expenses were $1.9 million during the three months ended September 30, 2019, compared to $0.9 million during the three months ended September 30, 2018, reflecting an increase of approximately $1.0 million. The increase was largely due to costs associated with being a public company.

Other Income

Other income earned during the three months ended September 30, 2019 of $17,220 was largely attributable to interest income earned from money market accounts. No other income was earned for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	Nine Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$2,415,390	$2,362,721	$52,669
General and administrative	4,550,306	8,197,367	(3,647,061)
Waiver of common stock issuable	(1,542,000)	-	(1,542,000)
Total operating expenses	5,423,696	10,560,088	(5,136,392)
Loss from operations	(5,423,696)	(10,560,088)	5,136,392
Other income	63,602	-	63,602
Net loss	$(5,360,094)	$(10,560,088)	$5,199,994

Research and Development Expense

Research and development expense was approximately $2.4 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the Company recorded $3.0 million of research and development expense for the development of our platform, partially offset by $0.6 million of contra research and development expenses recorded related to a grant received from the Alzheimer’s Association. During the nine months ended September 30, 2019 and 2018, the Company recorded stock-based compensation of $1.3 million and $1.7 million, respectively, within research and development expenses. The increase in research and development expense (excluding stock-based compensation and the grant from the Alzheimer’s Association) was mainly due to the further advancement of our drug platforms during the three months ended September 30, 2019 compared to the prior period.

General and Administrative Expenses and Waiver of Common Stock Issuable

General and administrative expenses net of waiver of common stock issuable declined approximately $5.2 million to $3.0 million for the nine months ended September 30, 2019, compared to $8.2 million for the nine months ended September 30, 2018. The decrease in general administrative expense is primarily attributable to $7.2 million of lower stock-based compensation expense, partially offset by higher costs as a result of being a public company. The decrease in stock-based compensation is mainly due to the Company not issuing any shares as compensation in the current period and reversing $1.5 million of stock-based compensation as a result of a consultant permanently waiving the Company issuing 200,000 shares owed to the consultant which were expensed in a prior period.

Other Income

Other income earned during the nine months ended September 30, 2019 of $63,602 was largely attributable to interest income earned from money market accounts. No other income was earned for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $5,360,094 and $10,560,088 for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in operating activities was $4,951,286 and $1,596,617 for the nine months ended September 30, 2019 and 2018, respectively. Prior to our February 2019 IPO, we met our liquidity requirements principally through the sale of our common stock in private placements and the sale of our convertible debt to an investor.

As of September 30, 2019, the Company had an accumulated deficit of $18,957,962. Losses have principally occurred as a result of non-cash stock-based compensation expense and the substantial resources required for research and development of the Company’s products, which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of revenues until such time as the Company’s products are commercialized. Future cash requirements are subject to the pace of required research and development expenditures to meet management’s plans and certain milestone requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern from the issuance date of these financial statements. Management plans to pursue additional funding through the issuance of common stock for cash and by implementing its strategic plan to allow the opportunity for the Company to continue as a going concern, however there cannot be any assurance that we will be successful in doing so. With cash on hand plus non-dilutive funding from the R&D credits and the grant from the Alzheimer’s Association, the Company estimates it can operate through 2019 and into the second quarter of 2020.

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

As of September 30, 2019, we had cash and cash equivalents of $7,382,661. We anticipate our cash and cash equivalents will last through December 31, 2019 and into the second quarter of 2020.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
Net cash and cash equivalents (used in) provided by:
Operating activities	$(4,951,286)	$(1,596,617)
Financing activities	12,209,021	900,000
Change in cash and cash equivalents	7,257,735	(696,617)
Impact on cash from foreign currency translation	(61,278)	(23,233)
Cash and cash equivalents, beginning of period	186,204	1,370,711
Cash and cash equivalents, end of period	$7,382,661	$650,861

Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used $5.0 million of cash for the nine months ended September 30, 2019, primarily resulting from our net loss of $5.4 million, a net cash outflow of $1.0 million for changes in our net operating assets and liabilities, offset by non-cash stock-based compensation charges of $2.9 million, partially offset by a waiver of common stock issuable of $1.5 million. The change in our net operating assets and liabilities was primarily driven by an increase in our research and development tax credit receivable of $0.4 million, a decrease in accounts payable and accrued liabilities of $0.2 million, a decrease in accounts payable and accrued liabilities – related parties of $0.1 million, an increase in other tax receivable of $0.1 million, an increase in prepaid expenses – related party of $0.1 million and an increase in prepaid expenses of $0.1 million.

Operating activities used $1.6 million of cash for the nine months ended September 30, 2018, primarily resulting from our net loss of $10.6 million, which was partially offset by non-cash stock-based compensation charges of $9.0 million.

Financing Activities

During the nine months ended September 30, 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross cash proceeds of $8.2 million (net cash proceeds of $7.3 million).

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

During the nine months ended September 30, 2018, to complete a series of funding provided for in the Company’s joint development agreement dated September 3, 2016, the Company received $0.9 million in cash from Luminus in exchange for 400,000 shares of the Company’s common stock. Luminus is owned by a significant shareholder of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the small size of the Company and limited segregation of duties, our disclosure controls and procedures were not effective as of September 30, 2019.

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

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

No disclosure required.

Item 5. Other Information

No disclosure required.

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

INmune Bio Inc.

Date: November 8, 2019	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2019	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)