Form 10-K
period 2019-12-31
Inmune Bio, Inc.
filed 2020-03-11
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

1200 Prospect Street, Suite 525

La Jolla, CA 92037

Phone: (858) 964 3720

(Address of principal executive offices)(Zip Code)

(858) 964 3720

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of Market Where Traded
Common Stock ($.001 par value)	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $35 million as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2019), based upon the closing sale price for the registrant's common stock on that day as reported by the NASDAQ Capital Market. Shares of common stock held by each officer and director of the registrant on June 30, 2019 have been excluded in that such persons may be deemed to be affiliates.

As of March 3, 2020, there are 10,746,948 shares of common stock, $0.001 par value per share outstanding.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

i

PART I

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “INmune Bio” the “Company,” “we,” “us,” and “our” refer to INmune Bio, Inc., a Nevada corporation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” Forward-looking statements reflect our current view about future events. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements include, but are not limited to, statements contained in this Report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward–looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, our ability to raise capital to fund continuing operations; our ability to protect our intellectual property rights; the impact of any infringement actions or other litigation brought against us; competition from other providers and products; our ability to develop and commercialize products and services; changes in government regulation; our ability to complete capital raising transactions; and other factors (including the risks contained in the section of this  Annual Report entitled “Risk Factors”) relating to our industry, our operations and results of operations. Actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

Item 1. Business

Our Strategy

Our objective is to develop and commercialize our product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. This can be in cancer where Natural Killer (“NK”) cells are inactive and contribute to a tumor’s evasion of the immune system and/or disease progression while expression of MUC4 and cells of the tumor microenvironment such as Myeloid Derived Suppressor Cells (“MDSC”) proliferate to protect the tumor from attack by the patient’s immune system or this can be other diseases such as neurologic and metabolic diseases where chronic inflammation results in innate immune system dysfunction and disease progression. Our initial focus will be the treatment of cancer, treatment of Alzheimer’s Disease (“AD”) and non-alcoholic steatohepatitis (“NASH”). In cancer, we plan to pursue two parallel development programs: (1) with INKmune we will initially focus on treating resistant disease women with relapse refractory ovarian carcinoma and patients with high risk myelodysplastic syndrome (high risk MDS); (2) with INB03, we will treat patients with advanced cancers with elevated biomarkers of inflammation in their blood and evidence of disease that is resistant to immunotherapy including women with metastatic HER2+ breast cancer. Our third drug candidate XPro1595, targets Alzheimer’s Disease which we initiated once we received a non-dilutive funding from the Alzheimer’s Association as a $1 million US dollar Part-the-Cloud Award (as described below). is progressing through Phase I trials. Our fourth drug candidate, LivNate, will be used to treat patients with NASH. The principal components of our strategy to achieve this objective are to:

●	pursue development strategies and regulatory approval pathways that allow the treatment of oncology patients with our lead product candidates, INKmune and INB03;

●	pursue development strategies and regulatory approval pathways that allow the treatment of neurodegenerative diseases in patients with our lead product candidates, XPro1595;

●	pursue development strategies and regulatory approval pathways that allow the treatment of NASH in patients with our lead product candidates, LivNate;

●	adopt a product development strategy that solidifies our existing intellectual property (“IP”) to prevent competition and expand our IP suite into related immunotherapeutic areas;

●	provide clear value propositions to third-party payers, such as managed care companies or government programs like Medicare, to merit reimbursement for our product candidates; and

●	Collaborate with other pharmaceutical companies with respect to, among other things, our INKmune and the DN-TNF platform that includes INB03, XPro 1595 and LivNate product candidates and other products that will benefit from development or marketing beyond our current resources.

Pursue development and regulatory approval pathways. We believe INKmune, INB03 and XPro1595 may be approvable under pathways that are potentially shorter than those typically available for drug products based on novel active ingredients, including as an orphan drug under the Orphan Drug Act and approval under the Food and Drug Administration (the “FDA”) Accelerated Approval Program (see “Government Regulation”). We have not yet had a discussion with the Medicines and Healthcare Products Regulatory Agency (“MHRA”) and/or FDA regarding such designation, but plan to do so in 2020. We believe both our INB03 HER2+ metastatic breast cancer program, high risk MDS and ovarian carcinoma treatment programs fit the criteria used by the FDA to grant these regulatory designations. We believe that it would take a minimum of six months to receive Orphan Drug status once we submit an application and a minimum of 12 months to receive a designation once we submit an application. We might never have these discussions, submit applications under the Orphan Drug Act as the FDA Accelerated Approval Program or have these applications approved if we do.

Adopt a two-pronged patent strategy. We are pursuing a two-pronged product development strategy that will seek to solidify our existing IP to prevent competition and expand our IP suite into related immunotherapeutic areas. We are confident that our core in-licensed IP (see “Intellectual Property”) will allow us both freedom-to-operate and provide robust protection from outside competition. We will continue to invest in expanding our patent suite. We will also seek to further to strengthen our IP position by looking to in-license IP related to immunotherapeutic strategies focused on the innate immune system.

Provide clear value propositions to third-party payors to merit reimbursement for our product candidates. We are designing our clinical development programs to demonstrate compelling, competitive advantages to patients and prescribers, and to demonstrate value propositions to third-party payors. We believe the use of INKmune and/or INB03 in patients with a high risk of tumor progression and death from tumor should prolong survival, improve the patient’s quality of life and decrease the total cost of care for patients with these lethal malignancies. For example, ovarian cancer patients relapse frequently. Each relapse requires an expensive, hospital-based treatment regimen that has decreasing benefits. Treatment with INKmune as an out-patient may provide a more durable remission and limit the need for treatment-associated hospitalizations. At the patient level, we believe INKmune and INB03 therapy, once approved, should improve survival and quality of life. At the payor level, we believe INKmune, once approved, should provide more predictable costs and outcomes. Therapies for Alzheimer’s disease are needed for medical, social and economic reasons. The cost of Alzheimer’s disease to the government is large and growing. The cost to families and care givers is real and burdensome. We believe treatment of patients with dementia, including Alzheimer’s disease, may provide a strategy to alter the costly dynamic of this disease in society today. NASH, a silent epidemic in the US due to the high incidence of obesity, is expected to be the most common cause of liver transplant 2030. There are no approved therapies for the NASH at this time.

Collaborate to maximize the value of our technology. We believe there are two reasons for us to enter collaborations with other companies. The first is the further development of INKmune, INB03, LivNate and XPro1595 by either providing additional innovations to the product, including combination therapy strategies, and/or providing resources to improve the speed and breadth of the development process. The second is to optimize the commercialization of our products either globally or regionally. The ideal partner will benefit us in both ways.

We continue to look for ways to utilize our unique capabilities to optimize clinical application of cell therapies. We believe that we have identified a way to manufacture human mesenchymal stem cells for the medical research and biotech community that offers large volumes of high-quality, low passage human umbilical cord mesenchymal stem cells with minimal batch-to-batch variability. We believe this may solve the problem associated with supplying an adequate supply of human mesenchymal stem cells for clinical applications. The process to produce pooled, human umbilical cord mesenchymal stem cells was developed at University College London. We have established a reliable supply of human umbilical cords based on our agreement with the Anthony Nolan Cord Blood Bank in the United Kingdom. We have developed a validated manufacturing process that reliably produces contract manufacturer of the clinical grade (“cGMP”) quality mesenchymal stem cells. The manufacturing process can be performed at a contract manufacturing site under the direction of Mark Lowdell, the Company’s CSO. We have negotiated an exclusive 10-year license to the manufacturing process from University College London Business, the licensing organization of University College London. We will seek academic laboratories and biopharma companies who need a reliable source of high quality pooled human umbilical cord mesenchymal stem cells for research of and development of clinical products. Once identified, we plan to act as a cGMP for the development of therapeutic products by utilizing contract manufacturers. Because the production of the product is not continuous, we do not expect to engage a contract manufacturer until we have a customer identified. We have identified several contract manufacturers in the UK that have the capability to produce cGMP stem cells. We expect the commercial arrangement with academic laboratories or biopharma companies to be a combination of fee-for-service and licensing that does not require additional investment by us. We will be opportunistic in pursuing therapeutic opportunities for our own portfolio with this platform in the future if resources become available. The regulatory path for therapeutic applications of the mesenchymal stem cell products is well established and similar to the regulatory approval process for other cell therapies. We will only be responsible for regulatory compliance related to manufacturing of the mesenchymal stem cells when the product is being developed by a third party. When developing a therapeutic product for the Company’s commercial portfolio, the Company will be responsible for all aspects of the regulatory process.

Overview of Immunotherapy for Cancer

The immune system has two parts, innate and adaptive. The innate immune system is the body’s first line of defense against an infection, providing immediate, non-specific responses to eliminate harmful cells in the body. Components of the innate immune system include cytokines, chemokines, macrophages, neutrophils and NK cells, among others.

The adaptive immune system is often initially triggered by the innate immune system, mounts a delayed response against diseased cells and plays a role protecting against re-infection. An adaptive immune response is highly specific to a pathogen or antigen and is developed or learned from prior exposure. Key components of the adaptive immune system include antibodies which bind to antigens and mark them for destruction by other immune cells, B-cells which produce these antibodies upon exposure to antigens, and T-cells which attack and eliminate the diseased cells.

The biopharmaceutical industry has made significant advances in harnessing specific components of innate and adaptive immune systems for therapeutic use. Some of these approaches are summarized below.

Cytokines. One of the early applications of immunotherapy is the use of cytokines, including interferons and interleukin-2 (“IL-2”). Interferons are molecules that inhibit the growth and replication of diseased cells and stimulate innate immune cells to attack them. They have been used as standard of care for hepatitis B and C and multiple sclerosis, and to a lesser extent, as treatment for certain cancers, including chronic myeloid leukemia, cutaneous T-cell lymphoma, myeloma and non-Hodgkin’s lymphoma. However, the use of interferons has generally decreased over the years due to serious adverse events (e.g., flu-like symptoms and dramatic weight loss) and introduction of new therapies with higher efficacy, better safety profiles and more convenient administration although Alpha-interferon remains the treatment of choice for some hematological conditions such as polycythemia. IL-2 activates T-cells and NK cells to attack diseased cells. IL-2 has been used to treat select cancers, but due to its relatively poor safety profile, physicians often only resort to this therapy for the most advanced settings. Tumor Necrosis Factor alpha (“TNF”) is the focus of INB03. TNF biology has four elements that include two cytokines, soluble TNF and trans-membrane TNF (“sTNF” and “tmTNF,” respectively), and two receptors, TNF Receptor 1 and 2 (“TNFR1” and “TNFR2”). The biology of TNF ligation of TNFR varies dramatically based on what elements of the TNF system that are used. sTNF binding to TNFR1 is responsible for inflammation and cell death while sTNF binding to TNFR2 promotes proliferation of regulatory T cells (“Treg”). In patients with advanced cancers, increased sTNF is not favorable to long-term survival. tmTNF can bind either TNFR to improve the immune response, promote cell survival and stimulate remyelination. In brief, sTNF is the “bad” TNF and tmTNF is the “good” TNF. In patients with cancer, infection or neurologic disease, blockade of tmTNF function has negative consequences such as immunosuppression, increased infection and demyelination.

Antibody therapy. Antibodies exist in three formats; monoclonal (“mAbs”), oligo/polyclonal and antibody-drug conjugates. mAbs represent an effective therapeutic modality and are important to the treatment paradigm of various diseases. Drug manufacturers have leveraged mAbs’ ability to induce an antibody-dependent cell-mediated cytotoxicity, or ADCC effect to develop better treatments that prolong survival and quality of life of patients. In addition, mAbs designed to inhibit specific checkpoints in the immune system have overcome in vivo immune suppression and the resulting immune responses have led to profound therapeutic benefit in some patients. However, the degree of efficacy of these therapies is heavily reliant on the immune system of patients, many of whom are severely immuno-compromised. For example, despite over $1.0 billion of sales generated by recently launched PD-1 and PDL1 checkpoint inhibitors, they are reported to be generally only effective in approximately 10% to 25% of the addressable patient population. In addition, mAbs are manufactured through a complex process that requires purification of cell products created from a cell line. Polyspecific antibodies, for example bi-specific antibodies, are able to target more than one antigen. These are often used to bring and effector T cell in contact with a target cell. Antibody drug conjugates are mAbs attached to a toxin, chemotherapy or radio therapy that delivers the cancer killing payload directly to the cancer.

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

●	Cancers grow and relapse because they evade the immune system. NK cells are the most important cell for the elimination of residual disease that causes cancer relapse. NK cells target cells based on a series of complex antigens on the cancer cell surface that signal the NK cells to activate and kill the cancer cell. We call these cancer antigens “priming signals” and “triggering signals” respectively. An NK cell must receive a series of multiple signals through a network of cell surface receptors constituting of both priming and triggering signals. Crucially, we have shown that the priming signals can be delivered independent of the triggering such that one cell, such as INKmune, may deliver priming signals and the patient cancer cell deliver the second set and induce killing. Cancer cells defective in priming signals evade NK killing so the cancer cell survives and grows. Both priming and triggering signals are not a single surface molecule on the NK cell, but a complex combination of signals from multiple cell surface ligands which lead to NK priming and triggering respectively. Cancer cells also express molecules which can inhibit NK cell priming and triggering and the final outcome of the NK-cancer cell conjugation is a balance of all of these signals. In summary, INKmune shifts that balance of stimulating and inhibitory signals to enhance the ability of resting NK cells to kill a wide range of patient cancers. [Sabry Lowdell Frontiers, North et al JI and Sabry et al JI and Tsirogianni et al AmJ Hematol]. This concept is shown in the schematic form in Figure 1 below.

●	The main “job” of a cancer cell is to survive and grow. Unfortunately, the “successful” cancer cell ultimately kills the host. The first priority for survival is to evade NK cell killing. The vast majority, >98%, of cancer cells do this by downregulating expression of priming ligands. When an NK cell interrogates a cancer cell lacking sufficient priming signals the NK cell is unable to trigger lysis. This allows the cancer to evade NK cell killing to grow, and, we believe, is one of the causes of cancer relapse.

●	We have described the functional biology underlying the interaction of NK cells and cancer cells. We believe that we have learned to counteract the loss of the priming signals by artificially providing these signaling ligands to the resting NK cell by exposure to a proprietary tumor cell line which constitutively expresses them. We call this product candidate INKmune. When we deliver INKmune to a resting NK cell, it provides priming signals to convert the resting NK cell into a tumor primed NK cell (“TpNK”). TpNK are poised to kill any cancer cell that expresses adequate triggering ligands. Based on our extensive pre-clinical testing, we believe this covers a large and heterogenous array of primary human cancers including hematologic malignancies such as acute myelogenous leukemia, multiple myeloma, lymphoma, and solid tumors such as breast, prostate, renal, lung, and ovarian cancer. The TpNK binds to the cancer cell, becomes an activated NK cell that will kill the cancer cell that was previously resistant to NK cell killing. Based on the pre-clinical data, we believe INKmune will convert the patient’s resting NK cells to primed NK cells will allow the patient’s NK cells to kill their tumor.

●	We believe there are advantages of NK cells primed with INKmune (TpNK) compared to cytokine primed NK cells (“LAK”) or monoclonal antibody targeted NK cells (“MabNK”). Both LAK and MabNK require the priming/targeting agent to be present at all times for the NK cell to be a cancer killing cell. As soon as the cytokine or Mab are removed, the NK cell becomes a resting NK cell that cannot kill the cancer cell. INKmune provides a sustained “on” switch even after the INKmune reagent has been removed. Once INKmune causes the resting NK cell to become a TpNK, the NK cell remains primed and ready to kill until its lytic capacity has been exhausted by lysis of tumor cells. The second advantage is that TpNK can prime resting NK cells by contact-dependent activation and thus enhance the initial INKmune-mediated priming. Third, TpNK do not require a specific target compared to MabNK. Trastuzumab (Herceptin™), a Mab targeting HER2 on breast cancer is an illustrative example. Women with HER2 positive breast cancer, 20% of all women with breast cancer, can be treated with and benefit from Herceptin immunotherapy. Unfortunately, the other 80% who are HER2 negative, have a worse survival rate because they can not avail themselves to Trastuzumab immunotherapy. INKmune may benefit the women with HER2 negative breast cancer. We believe the pre-clinical and clinical data using tumor primed NK cells indicates that signals delivered by cancer cells are adequate to provide priming and activation of NK cells to kill the cancer and possibly eliminate the need for MabNK.

●	We have demonstrated TpNK killing of many tumor types in laboratory studies. Tumor priming is effective regardless of the source of the NK cells and in many types of tumors – both cell lines and primary tumors from patients. The principle of TpNK killing has also been demonstrated in two Phase I trials in patient with acute myelogenous leukemia (“AML”). These trials were not supported by us and used a first-generation personalized cell therapy product. In these trials, haplo-identical NK cells obtained from a first degree relative by leukapheresis were primed ex-vivo using a lysate of the parent cell line from which we derived INB16 - INKMune. Once the TpNK therapy has been produced and passed quality testing, the patient received conditioning therapy with chemotherapy (cyclophosphamide and fludarabine), the primed haplo-identical NK cells were given to patients by intravenous infusion. Two Phase I clinical trials have been performed using the first-generation treatment strategy. An investigator initiated trial performed at the Royal Free Hospital in London 2009 was funded by a UK charity. Fifteen patients with relapsed, high-risk AML were enrolled in the trial. Because of drop-out due to disease progression, delays in product production and complications of conditioning therapy, only 7 of the fifteen patients were treated with the TpNK cell product. Four of seven patients showed clear benefit from the treatment with the TpNK product with prolonged relapse free remission and, in one patient, conversion of a partial remission to full remission. None of the remissions were durable; all patients ultimately died from disease progression. The safety of the product was found to be a combination of toxicity from the chemotherapy conditioning regimen and the TpNK therapy. In general, the complications were well tolerated although did require medical intervention including prolonged periods of aplasia in two heavily pretreated patients that resolved with supportive care. The results of this study have been published in a medical journal (PLoS One. 2015 Jun 10;10(6):e0123416. doi: 10.1371/journal.pone.0123416. eCollection 2015). In 2013, a second open label, multi-center trial was performed in the US using virtually the same product and procedures but targeting a slightly different patient population. In the second trial, 12 patients in first remission with AML were treated with the haplo-identical TpNK product produced using the first generation ex-vivo priming process. After conditioning with chemotherapy, the patients received TpNK in three dosing cohorts – 3x10^5, 1x10^6 or 3x10^6 TpNK per kilogram. Patients were followed for safety and relapse free survival. This trial confirmed the safety of the TpNK treatment in patients with AML and reinforced many of the efficacy findings seen in the first trial with none of the previously experienced side effects. Patients benefited from haplo-identical TpNK therapy with prolonged relapse free survival including two patients that remain in remission more than 42 months after treatment. This trial has been published. (Biol Blood Marrow Transplant. 2018 Mar 26. pii: S1083-8791(18)30132-0. doi: 10.1016/j.bbmt.2018.03.019.) The results of the laboratory and Phase I studies provide evidence that our strategy for treating residual disease is sensible but unproven.

●	Because INKmune primes NK cells to target naturally occurring antigens, we believe INKmune can be used in to treat a wide variety of cancers including hematologic malignancy (AML, MM, CML, high risk MDS) and solid tumors (renal, prostate, breast, ovarian, pancreas and lung). We expect the list of INKmune sensitive tumors to continue to expand.

●	The primary role for INKmune will be an immunotherapy targeting residual disease in patients after debulking cancer therapies such as cytotoxic chemotherapy and surgery. At this time, we plan to give INKmune as monotherapy. We do not rule out the possibility of using INKmune as part of combination therapy in the future. We do not expect to need to modify INKmune to treat these additional types of cancer, because we believe INKmune is a universal cancer therapy where “one size fits all”. We believe for INKmune to receive regulatory approval for each cancer indication, clinical trials will need to be performed which demonstrate its safety and effectiveness as a treatment for each such cancer. We believe the difficulty and cost of achieving these labels extensions will decline with each successive approval, if and when achieved. For example, if INKmune is proven to be effective therapy in patients with ovarian cancer and high-risk MDS, we will need to perform separate pivotal trials for approval in lung, prostate or renal cancer.

Three step process to preparation for INKmune human clinical trials:

INKmune GMP scale-up for Phase I/II clinical material

We contracted with Advent Bioservices, a contract manufacturing organization, to produce the master cell bank for INKmune using good manufacturing practice, or GMP, clinical material. Advent Bioservices used GMP manufacturing facilities leased from the Centre of Cell, Gene and Tissue Therapeutics (“CCGTT”) at the Royal Free Hospital. The working cell banks and individual INKmune product to be used in the patients for the clinical trial will be produced at the Royal Free Hospital in the CCGTT to full cGMP (MHRA MIA(IMP)11149). All manufacturing has been under the direction of Professor Mark Lowdell. The Company is able to produce enough INKmune to complete both Phase I clinical trials in women with ovarian cancer and in patients with high-risk MDS as required and in advance. We have validated storage of INKmune for up to 12 months in vapour phase nitrogen and have a fully scalable, closed system manufacturing process which can produce up to 6 patient doses per week during phase I and II trials. At intermediate scale we can manufacture 40 doses per week in a single 80 litre bioreactor. Importantly, we have validated the storage of INKMune at -80oC for up to three months which greatly facilitates the delivery and local storage of the drug for clinical trials and post commercialization. In contrast, all other NK cell therapies and T cell therapies require complex shipping of drug products in vapor phase nitrogen below -150oC and specialized arrangements for ongoing storage at the clinical sites. We may need additional INKmune for future clinical trials. Planning for site of manufacture and the financing for that manufacturing has not been made at this point.

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

Interaction with Regulatory Authorities Regarding INKmune Development

We met with the Medicines and Healthcare Products Regulatory Agency (“MHRA”), the UK version of the FDA as part of a Scientific Advice Meeting in September 2017. The purpose of the meeting was to explain to the MHRA our manufacturing process and clinical plan for the development of INKmune in a Phase I/II trial in relapse/refractory ovarian cancer. We submitted a Clinical Trial Authorization (“CTA”) in the fourth quarter of 2018 to support the ovarian cancer Phase I/II trial in the United Kingdom, which was accepted on December 18, 2018. We are in the process of completing the steps to open two clinical sites to perform the Phase I portion of the clinical trial and the protocol modification for the phase I-only trial will be submitted to MHRA for approval in Q1 2020. We have not chosen sites for the Phase II portion of the clinical trial.

INKmune Product Development Path Proposed Phase I Study in patients with ovarian cancer

During 2020, we plan to initiate an open label Phase I cancer study in patients with ovarian carcinoma. Patients will be enrolled who have a low burden of relapse refractory disease and have peripheral blood or ascites NK cells which can respond to INKmune in a laboratory test on NK function. The study design agreed upon after discussion with the MHRA on September 12, 2017 was for a two-step Phase I/II study but this has been modified to an classic Phase I study followed by a randomized phase II. At present we anticipate the Phase I to be performed under the modified CTA at a single UK site, Sheffield University Hospital. We expect to initiate trial by the third quarter of 2020.In the Phase I trial, women with relapse refractory ovarian cancer will be treated with INKmune, given as an intra-peritoneal infusion through an indwelling peritoneal catheter in a traditional open label study to demonstrate safety and determine the dose of INKmune to be carried into the larger Phase II portion of the study. Based on pre-clinical studies that indicate that women with relapsed/refractory ovarian cancer have NK cells in their peritoneal cavity that response to INKmune to kill SKOV3, an NK-resistant ovarian cell line, we believe intra-peritoneal delivery of INKmune will be therapeutically effective. Three clinical trials support this observation. Two clinical trials have been performed using the first generation haplo-identical TpNK product in patients with AML. Both of those studies have been published (PLoS One. 2015 Jun 10;10(6):e0123416. doi: 10.1371/journal.pone.0123416. eCollection 2015) and (Biol Blood Marrow Transplant. 2018 Mar 26. pii: S1083-8791(18)30132-0. doi: 10.1016/j.bbmt.2018.03.019.). In summary, the studies showed that TpNK therapy, when delivered by intravenous infusion after conditioning therapy, was effective in providing prolong remissions with a toxicity profile that was manageable. TpNK therapy has not been delivered via intraperitoneal infusion, but a similar treatment strategy is used for the delivery of TALL-104 cells. TALL-104 is a replication incompetent human MHC non-restricted cytotoxic T-cell leukemic cell line that has been extensively studied and used to treat a number of cancers. Currently, Galileo Research, an Italian biotech company, has used TALL-104 in a Phase II clinical trial to treat women with ovarian cancer (http://www.galileoresearch.it/en/pipeline/TALL-104.html). In that study, TALL-104 is delivered via intraperitoneal infusion. Although the efficacy of the therapy is not yet known, the therapy is well tolerated with toxicities mainly related to the infusion catheter, not related to the TALL-104 infusion. The primary end points of the INKmune Phase I trial are safety and determining the dose of INKmune to take into the Phase II portion of the clinical trial. The key secondary efficacy end-points to be studied are i) increased NK cell priming as determined by multicolor flow cytometry of NK cells from the patient; ii) increased NK cell killing of SKOV3 tumor in a bioassay as shown in Figure 2 below; and iii) a decrease in tumor burden as measured by CA125 levels in the blood. Once safety and the optimal INKmune dose have been determined, a randomized study of women treated with INKmune will be compared to a group of control patients who receive only standard of care. We expect to treat six patients in the Phase I portion of the trial, but this number can increase by as many as 18.

INKmune Product Development Path Proposed Phase I Study in patients with high risk MDS

During 2020, we plan to initiate an open label Phase I cancer study in patients with high risk myelodysplastic syndrome (MDS). Patients will be enrolled who have a low burden of disease after completion of conventional therapy and have peripheral blood NK cells which can respond to INKmune in a laboratory test of NK function. At present we anticipate the Phase I to be performed at a single UK site, University Hospital Southampton. A UK contract research organization has been appointed and we expect to initiate trial by the second quarter of 2020.In the Phase I trial, patients with detectable residual disease in bone marrow and/or peripheral blood (<15% blasts by conventional tests) will be treated with intravenous infusions of INKmune and monitored for changes in peripheral blood NK activation, NK function and changes in residual blast counts in blood and bone marrow. We and others have previously shown that MDS patients with inadequate NK function have statistically significantly poorer prognosis than matched patients with normal levels of NK function (Tsirogianni et al 2019) and we have shown in laboratory experiments that the functional activity of NK cells from MDS patients can be enhanced by exposure to INKmune. Moreover, INKmune-primed NK cells are not inhibited by the hypoxic conditions of the diseased bone marrow microenvironment.

INKmune Registration Studies and/or Partnering

After completion of proof-of-concept Phase II studies with INKmune, we will decide whether to continue to develop INKmune as a treatment for ovarian carcinoma indication and/or high risk MDS. Other solid cancers are of interest including nasopharyngeal cancer (“NPC”) which is a known target for NK cells and an important unmet clinical need in emerging markets such as mainland China. We expect to have biopharma partners participate in this decision. We may also seek to be acquired at this stage or partner INKmune. Although our development strategy is focused on North America and Europe, we believe INKmune will also be attractive for markets on the Pacific Rim, South Asia and South America, but will wait for partners to help with the development in those regions, however, at this time, we are not negotiating with any potential partners.

Importantly, we have published data demonstrating INKmune efficacy at priming allogeneic NK cells ex-vivo (described above) and this includes priming of NK cells differentiated from cord-blood derived hematopoietic stem cells (Domogala et al Cytotherapy 2017: 19:710-720). Numerous companies are developing therapeutic strategies using cord blood derived NK cell products and one or more may wish to partner with us to potentiate their product by co-incubation or co-administration with INKmune.

INKmune Regulatory Strategy

INKmune is a new therapy for the treatment of cancer that will need to be proven safe and effective by well-designed clinical trials that show a meaningful clinical benefit to patients. We believe that registration trials will need to be designed as randomized trials in patients with cancer where one group of patients received INKmune and another receive best available care. We received advice from the MHRA on September 12, 2017 on the design clinical trial for ovarian cancer. And have used that advice to plan both current phase I trials. We plan to perform the Phase I trials with INKmune in the United Kingdom under two clinical trials authorizations (“CTA”) – one for each indication. If either phase I elicits “positive” data we plan to open one or more Phase II programs to additional sites in the United Kingdom and the US. We will meet with the FDA once we have data from the Phase I trials. Because there are no therapies similar to INKmune approved in any market, we plan to take advantage of the regulatory opportunities afforded to therapies that treat small markets with a high unmet need. In the U.S., this includes Orphan Drug Designation and expedited programs for approval including Accelerated Approval, Breakthrough Therapy Designation, Fast Track Designation, and priority review (see “Government Regulation”). We cannot predict which of these programs we will benefit from, if any at all, without further discussions with the FDA. Similar programs exist in the EU with the European Medicines Agencies (“EMA”).

Emerging Market Opportunity

The cancer therapy market is large, diverse and competitive. Although the concept of immunotherapy with monoclonal antibodies has been around for more than 20 years, the concept that patient derived immunosuppressive factors was a barrier to effective cancer treatment was recently recognized and had its first therapy approved just four years ago (ipilimumab, Yervoy, BMS, March 2011). Since then, five additional “check point” inhibitors have been approved, but the market is in its infancy. Most of the focus on strategies for modulating tumor-based immunosuppression focus is on the adaptive immune system (“T-cells”). The role of, and the importance of manipulating the innate immune system has more recently become a target of therapeutic development. NK cells are part of the innate immune system and are critical in both tumor surveillance (prevention) and treatment (killing). MDSCs are part of the innate immune system that only appear once the patient has chronic inflammation, a common occurrence in patients with cancer. The main role of the MDSC is to protect the tumor from attack by the patient’s immune system. Because T-cell focused strategies do not have an effect on the innate immune system, patient’s receiving such treatments may fail to recruit half of the patient’s immune system, the innate immune system, to attack the patient’s cancer. Clinicians increasingly recognize that durable responses to cancer require a coordinated attack by the patient’s adaptive and innate immune system. Normalizing the response of the innate immune system requires eliminating the dysregulated innate immune response that decreases the patient’s ability to see and attack the cancer as well as mechanisms the protect the cancer from immunologic attack (effector and protector function respectively). INKmune primes NK cells to enable them to attack the tumor. INB03, by decreasing the proliferation and function of MDSC, will lessen the immunosuppressive shield that protects the tumor from immunologic attack and, through NK/DC crosstalk, recruit the adaptive immune system to the fight.

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

We are not aware of any approved treatments that are classified as NK cell therapies. We are aware of three public companies in the NK cell therapy business: NantKwest, Fate Therapeutics and Glycostem. These companies are developing products that involve replacing or supplementing NK cells of the patient for the treatment cancer. Their product requires extensive ex-vivo cell manipulations which, with respect to NantKwest and Fate Therapeutics, may include gene therapy. The next larger group of companies are in the personalized immuno-oncology business with products focused on T cell activation strategies. The most popular are the CAR-T cell therapies which are a patient specific ex-vivo gene therapy approach to a single disease (for example: pediatric ALL). CAR-T therapy has become wildly popular of late and includes many private companies, newer public companies such as Bluebird, Juno Therapeutics and Mustang Bio as well as established companies such as Novartis and Gilead. For many of the companies, CAR-T cell therapies is their only business. For the latter two, CAR-T cell therapies is a newly in-licensed program with marketing authorization in the US. Finally, the precision immune-oncology category also includes companies with anti-cancer antibody products and the newer “check-point” inhibitors. Antibody therapies are all about “illuminating” the cancer to the innate immune system (NK cells). Monoclonal antibodies were the original immunotherapy that drove the growth of well-known biopharma companies including Genentech/Roche, Amgen, Merck and others. Each of these products is disease specific (ie: treat only HER2+ breast cancer). Modern therapeutic antibodies are much more complicated bi-specific and tri-specific antibodies that attempt to connect the cancer with activated T-cells of the adaptive immune system. Check-point inhibitors are currently the most rapidly expanding product category in immuno-oncology. These CTLA-4 (ipilimumab) and PD-1 inhibitors (pembrolizumab and nivolumab) specifically block a mechanism that shields cancers from T-cell killing. The two companies in this business are Merck (pembrolizumab) and GSK (ipilimumab and nivolumab). There are many others trying to join this promising therapeutic area including large companies such as BMS and Roche.

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

To our knowledge, there are three companies with NK cell immunotherapies in development. NantKwest, (NASDAQ Global Select Market) is an early stage biotech company that is using a genetically engineering strategy of a NK cell line to produce a live, off-the-shelf NK cell product to treat a variety of cancers. The clinical data for this product is sparse at this time. Fate-NK 100 and Engineered hnCD16iNK from Fate Therapeutics are product candidates designed to replace or supplement NK cells in patients with cancer. Glycostem is a biotech company with proprietary technology for the differentiation and expansion of allogeneic NK cells from CD34+ hematopoietic stem cells from unused umbilical cord blood units. It has conducted a single trial in AML in a center in the Netherlands. The company has perfected its manufacturing process and expects to open clinical trials in myeloma in 2021.

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

Patent/ Application	Number	Name	Jurisdiction	Ownership	Type	Expiration Date
Application	15/268,399	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	USA	Licensed	Method	TBD
Application	PCT/US2016/061835	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	PCT-GLOBAL	Licensed	Method	N/A
Application	CA3009171A	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	CA	Licensed	Method	TBD
Application	EP16847576A	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	EP	Licensed	Method	TBD
Application	2018534524	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	JP	Licensed	Method	TBD
Application	PCT/US2018/022722	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	PCT-GLOBAL	Licensed	Method	N/A
Application	AU2018203469A	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	AU	Licensed	Method	TBD
Application	CA3056631A	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	CA	Licensed	Method	TBD
Application	CN201880028522A	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	CN	Licensed	Method	TBD
Application	KR20197030017A	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	KR	Licensed	Method	TBD
Application	EP18768024A	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	EP	Licensed	Method	TBD
Application	16/494,713	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	US	Licensed	Method	TBD

INB03 (Cancer) & XPro1595 (Neurologic Diseases)

The patent suite for INB03 covers patents related to DN-TNF technology, including XPro1595. This patent suite continues to expand with active prosecution on use of INB03 in cancer and neurologic diseases. We will continue to expand the use of this therapy to other areas.

Patent/ Application	Number	Name	Jurisdiction	Ownership	Type	Expiration Date
Patent	US 7662367	PHARMACEUTICAL COMPOSITIONS FOR THE TREATMENT OF TNF-ALPHA RELATED DISORDERS	USA	Licensed	Composition	12/19/2026
Patent	US 7446174	PROTEIN BASED TNF-ALPHA VARIANTS FOR THE TREATMENT OF TNF-ALPHA RELATED DISORDERS	USA	Licensed	Composition	8/9/2026
Patent	EP 1578988	PROTEIN BASED TNF-ALPHA VARIANTS FOR THE TREATMENT OF TNF-ALPHA RELATED DISORDERS	EPO	Licensed	Composition	4/14/2025
Patent	JP 4353802	PROTEIN BASED TNF-ALPHA VARIANTS FOR THE TREATMENT OF TNF-ALPHA RELATED DISORDERS	JPO	Licensed	Composition	4/14/2025
Patent	US 7687461	TREATMENT OF TNF-ALPHA RELATED DISORDERS WITH TNF-ALPHA VARIANT PROTEINS	USA	Licensed	Composition	11/17/2026
Patent	US 7244823	TNF-ALPHA VARIANTS PROTEINS FOR THE TREATMENT OF TNF-ALPHA RELATED DISORDERS	USA	Licensed	Composition	3/31/2024
Patent	US 7056695	NOVEL TNF-a VARIANTS	USA	Licensed	Composition	3/2/2021
Application	14/427,279	METHODS OF TREATING NEUROLOGICAL DISEASES	USA	Licensed	Method	TBD
Application	EP13766804A	METHODS OF TREATING NEUROLOGICAL DISEASES	EUROPE	Licensed	Method	TBD
Application	PCT/US2018/053227	TREATMENT OF COMPLICATIONS RELATED TO ACUTE OR CHRONIC HYPERGLYCEMIA	USA	Jointly-Owned	Method	N/A
Application	62/804,133	METHODS FOR TREATING NEURO INFLAMMATION	USA	Owned	Method	N/A
Patent	US 10,543,264	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	US	Licensed	Method	7/7/2038
Application	16/688,930	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	US	Licensed	Method	TBD
Application	2016876541	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	EP	Licensed	Method	TBD
Application	2016371907	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	AU	Licensed	Method	TBD
Application	3006767	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	CA	Licensed	Method	TBD
Application	20168073849	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	CN	Licensed	Method	TBD
Application	1020187020449	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	KR	Licensed	Method	TBD
Application	2018531185	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	JP	Licensed	Method	TBD

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

●	“N/A” is used above with respect to provisional patent applications and international PCT patent applications, each of which is only temporary in nature, and does not mature into a valid enforceable patent by itself, but instead serves to establish a chain of priority rights for subsequently filed patent applications.

●	“TBD” is used above with respect to pending patent applications which are undergoing ordinary patent prosecution and may eventually issue as a valid enforceable patent.

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

On February 03, 2020, we filed U.S. Trademark Application Serial No. 88/783,595 for the mark “INmune Bio” in I.C. 044. The Application remains pending and awaiting examination by a USPTO examining attorney.

Immune Ventures, LLC License Agreement

On October 29, 2015, we entered into an exclusive license agreement with Immune Ventures, LLC, the owner of all the rights related to our principal patent (the “Immune Ventures Agreement”). Pursuant to the Immune Ventures Agreement, we were granted exclusive worldwide, sub-licensable, royalty-bearing licenses (collectively “Patent Rights”) as well as all applications (the “Field”) of the Patent Rights, including rights to incorporate any improvements or additions to the patents that may be developed in the future to the following patents and patent applications:

Patent Applications:

Property No.	Patent Application Serial No.	Filing Date:	Title:
(1)	US 62/219,652	09/16/2015	IN VIVO ACTIVATION OF NATURAL KILLER CELLS
(2)	US 62/263,951	12/07/2015	IN VIVO ACTIVATION OF NATURAL KILLER CELLS
(3)	US 15/268,399	09/16/2016	IN VIVO PRIMING OF NATURAL KILLER CELLS
(4)	PCT/US2016/061835	11/14/2016	IN VIVO PRIMING OF NATURAL KILLER CELLS
(5)	US 62/471,953	03/15/2017	IN VIVO PRIMING OF NATURAL KILLER CELLS
(6)	CA 3,009,171	06/19/2018	IN VIVO PRIMING OF NATURAL KILLER CELLS
(7)	EP 16847576.2	04/16/2018	IN VIVO PRIMING OF NATURAL KILLER CELLS
(8)	JP 2018-534524	04/16/2018	IN VIVO PRIMING OF NATURAL KILLER CELLS
(9)	PCT/US2018/022722	03/15/2018	IN VIVO PRIMING OF NATURAL KILLER CELLS
(10)	AU 2018203469	05/16/2018	IN VIVO PRIMING OF NATURAL KILLER CELLS
(11)	CA 3,056,631	03/15/2018	IN VIVO PRIMING OF NATURAL KILLER CELLS
(12)	CN 201880028522	03/15/2018	IN VIVO PRIMING OF NATURAL KILLER CELLS
(13)	KR 20197030017	03/15/2018	IN VIVO PRIMING OF NATURAL KILLER CELLS
(14)	EP 18768024.4	03/15/2018	IN VIVO PRIMING OF NATURAL KILLER CELLS
(15)	US 16/494,713	03/15/2018	IN VIVO PRIMING OF NATURAL KILLER CELLS

Patents:

Property No.	Patent No.	Issue Date:	Title:
(N/A)	N/A	N/A	N/A

In consideration for the Patent Rights, we agreed to the following milestone payments (of which none have been incurred as of December 31, 2019):

Each Phase I initiation	$25,000
Each Phase II initiation	$250,000
Each Phase III initiation	$350,000
Each NDA/EMA filing	$1,000,000
Each NDA/EMA awarded	$9,000,000

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

Annual maintenance fees under the PITT Agreement include: $5,000 due June 26 of each year 2020-2022; $10,000 due on June 26 of each year 2023-2024; and $25,000 due on June 26 of each year 2025 and annually thereafter until first commercial sale. The Company is current on its annual maintenance fees pursuant to the PITT Agreement.

June 26 of each year 2020-2022	$5,000
June 26 of each year 2023-2024	$10,000
June 26 of each year 2025 until first commercial sale	$25,000

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

The Company made a $50,000 milestone payment to the University of Pittsburgh in March 2019 as a result of the initiation of a Phase I clinical trial. The PITT Agreement expires upon the earlier of: (i) expiration of the last claim of the Patent Rights forming the subject matter of the PITT Agreement; or (ii) the date that is 20 years from the effective date of the agreement (June 26, 2037).

The Company may terminate the PITT Agreement upon 3 months prior written notice provided all payments under the license are current. Licensor may terminate the PITT Agreement upon written notice if: (i) the Company defaults as to performance of material obligations which have not been cured within 60 days after receiving written notice; or (ii) the Company ceases to carry out its business, becomes bankrupt or insolvent, applies for or consents to the appointment of a trustee, receiver or liquidator of its assets or seeks relief under any law for the aid of debtors.

Xencor License Agreement

On October 3, 2017, the Company entered into a license agreement with Xencor, Inc. (“Xencor”), which has discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor (the “Xencor Agreement”). Pursuant to the Xencor Agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials (as defined in the Xencor Agreement) to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein known as “XPro1595” that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation. In connection with the Xencor Agreement, we paid Xencor a one-time non-creditable and non-refundable fee of $100,000 and agreed to issue Xencor 1,585,000 shares of our common stock. We also issued warrants to Xencor which are discussed below.

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

In connection with the Xencor Agreement, we entered into a stock issuance agreement with Xencor pursuant to which it agreed to issue Xencor 1,585,000 shares of its common stock and fully vested warrants to purchase an additional number of shares of common stock equal to 10% our the fully diluted company shares immediately following such purchase. In August 2018, we entered into a First Amendment to Stock Issuance Agreement. Pursuant to the amendment, the purchase price for the additional shares may only be paid by cash.

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

University College London License Agreement – MSC

On July 19, 2019, the Company entered into license agreement with UCL Business PLC (“UCLB”) with a ten-year term. Pursuant to the license agreement, the Company acquired an exclusive license (and a right to sub-license) to the technology and know-how relating to an isolation and commercial scale expansion methodology of GMP grade human umbilical cord mesenchymal stem/stromal cells (“MSC”).

In exchange for the license agreement, the Company paid UCLB an initial license fee of approximately $10,000 and shall pay annual licensing fees of approximately $13,000 per year for the remaining term of the agreement beginning in July 2020. The Company will pay UCLB a royalty of 3-3.5%% of the net sales value (as defined in the agreement) of all licensed products sold or used by the Company. In the event the Company sub-licenses the technology and know-how, the Company will pay UCLB a royalty of twelve (12) percent of the consideration (cash or non-cash) received by the Company in relation to the development or sub-licensing of any of the technology and know-how.

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

Our Innate Immune Dominant-Negative TNF product candidate

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

Because INB03 targets the patient’s immune system and not the tumor, we believe INB03 is an immunotherapy that can be used to treat many types of hematologic malignancies and solid tumors as part of combination therapy. The decision to use INB03 in a patient will be based on biomarkers that should predict that a patient will benefit from treatment with the drug. MDSC rarely exist in patients without cancer or chronic inflammation. Because MDSC can be measured in the tumor and/or blood of patients with immune dysregulation and chronic inflammation caused by their cancer, MDSC blood levels i) have prognostic value predicting cancer stage and risk of dying from cancer; ii) may be used as a biomarker to target patients who will benefit from INB03 therapy and iii) should be biomarkers demonstrating a pharmacodynamic effect of INB03. Other biomarkers of inflammation may be useful in predicting if a patient will benefit from therapy with INB03 such as increased biomarkers in blood such as elevated IL6 or C-reactive protein levels or biomarkers in the tumor such as MUC4 expression of the tumor. We believe, if MDSC are present in significant numbers, or the tumor expresses MUC4, the patient should benefit from INB03 treatment as part of combination therapy. Basing treatment decisions on the presence of MDSC or MUC4 is a precision medicine, biomarker directed immunotherapy strategy that should improve the probability of benefiting a patient and improve the value of INB03 therapy and decrease the risk of the clinical development process. Although, INB03 can be used as part of combination of anti-cancer therapy including, but not limited to, cytotoxic chemotherapy, immunotherapy, radiation therapy and/or surgery. Our Phase I clinical trial will focus on using INB03 as monotherapy. This is a typical Phase I clinical trial design for first-in-man trials in cancer. We expect to use INB03 as part of combination therapy with approved cancer therapies as part of Phase II development. We do not expect to need to modify INB03 therapy to treat each different type of cancer, because INB03 therapy targets the immune system, not the cancer. We do expect to develop the INB03 beyond Phase II to target a specific type of cancer to meet the current system of regulatory approval. For instance, INB03 may be approved to treat patients with elevated MDSC who have lung cancer. To get subsequent approval for the treatment of patients with renal cell cancer who have increased MDSC, we will need to perform a pivotal trial in patients with renal cancer. Likewise, if we want to get approval of treatment of women with HER2 positive breast cancer who express MUC4, we will need to perform a trial in those patients and the results of that trial may be independent of MDSC levels. After the first regulatory approval, if and when achieved, we believe the difficulty and cost of achieving these labels extensions will decline with each successive approval. At this time, we cannot predict if patients without biomarkers of inflammation, elevated MDSC or cytokines, or increased expression of MUC4 will benefit from treatment with INB03. Those studies may be performed in the future, but they are not a priority.

XPro1595 neutralizes soluble TNF in the brain in exactly the same way INB03 neutralizes soluble TNF in the tumor microenvironment but the effects of soluble TNF neutralization in the brain are different. The cause of the destructive neuroinflammation in the brain is the microglial cell. The microglial cell is one of four cells in the neural unit that also includes astrocytes, oligodentrocytes and nerve cells. Activated microglial cells are considered the resident macrophages of the brain. The primary role of microglial cells is to protect the neural unit from infection. When innate immune dysfunction causes chronic inflammation, activated microglial cells produce soluble TNF that activates astrocytes. Activated glial cells cause nerve cell and oligodrocyte dysfunction that results in synaptic pruning, nerve cell death and demyelination of neurons. These pathologies contribute, in part, to neurodegenerative diseases such as AD, Parkinson’s disease, ALS, MS, Huntington’s disease, glaucoma and schizophrenia and may contribute to neuropsychiatric diseases such as depression, bi-polar disease, sleep disorders, autism and PTSD. In the setting of AD, microglial activation causes dendritic pruning, synaptic dysfunction and nerve cell death that contributes to cognitive decline and the behavioral manifestations of AD including depression, aggressiveness, sleep disorders, hallucinations and anhedonia. Elimination of microglial activation should reverse these symptoms. Because soluble TNF is the apex cytokine in the inflammatory cytokine cascade, neutralization of soluble TNF with XPro1595 should prevent glial activation and normalizes function of the neural unit.

LivNate neutralizes soluble TNF in the treatment of NASH exactly the same way that INB03 and XPro1595 neutralize soluble TNF for the treatment of cancer and neurodegenerative diseases respectively. NASH is a complex disease with inflammatory, metabolic and fibrotic components that contribute to disease progression. The effects of LivNate on NASH are diverse. Based on murine data, we believe there are 3 major pathologic cycles that contribute to NASH. The peripheral pathologic cycle is metabolic with obesity and insulin resistance contributing to the inflammatory and metabolic process that drives NASH. The regional pathologic cycle includes intestinal inflammation with resulting leaky gut that drives the development mesenteric fat. All three elements contribute to a highly inflammatory mileau delivered directly to the liver via the portal vein. The local pathologic loop includes lipotoxicity and innate immune dysfunction caused by activated hepatic stellate cell, natural killer cells and hepatocytes. These pathologic cycles cause hepatocyte death, inflammation and fibrosis – the pathologic hallmarks of NASH. In murine models of NASH, LivNate has effects on each pathologic cycle decreasing insulin resistance, intestinal inflammation and leak, hepatic inflammation, hepatocyte death and fibrosis. These results must be confirmed in humans.

INB03, XPro1595 and LivNate, are delivered as a subcutaneous injection, similar to an insulin treatment, given one to three times per week. Because this is a simple subcutaneous injection similar to an insulin injection (the therapy patients give themselves for treatment of Type 1 diabetes mellitus), we expect patients to administer the therapy to themselves and not require expensive or logistically challenging clinic visits to receive the therapy.

Three step process to preparation for INB03, XPro1595 and LivNate for human clinical trials:

Release of INB03, XPro1595 and LivNate drug supply

GMP INB03, XPro1595 and LivNate are available for clinical development after completion of release testing. The annual process for release testing was completed in February 2018, January 2019 and December 2019. The process started in November 2017, October 2018 and November 2019 respectively. The supply of INB03 is limited, but enough to complete the planned Phase I studies in oncology and Alzheimer’s disease and Phase II studies in oncology and NASH. The re-release dossier has been submitted to the regulatory authorities in Australia. We received notification on May 2018 that the INB03 can be used for oncology clinical trials and in May 2019 that XPro1595 can be used in Alzheimer’s disease clinical trials in AUS. For future trials, new batches INB03, XPro1595 and LivNate will need to be produced. We plan to use a two-step approach to production of the new drug supply. We hope to improve the yield of the drug product using the existing E.coli based system. Once the new process is validated and functional, we will perform a manufacturing campaign when resources are available. We expect the existing drug supply to support clinical development program until late 2021. We have identified a vendor, KBIO to manufacture new drug product. The contracting process has been completed. New drug supply is expected to be available before the existing drug supply has been exhausted.

Interaction with Regulatory Authorities Regarding INB03, XPro1595 and LivNate Development

We have completed a Phase I trial with INB03 in onocolgy. We enrolling patients in a Phase I trial with XPro1595 in patients with Alzheimer’s disease. We plan to start Phase II programs with INB03, XPro1595 and LivNate in oncology and NASH respectively by the end of 2020. The Phase II program with Alzheimer’s disease will start after completion of the on-going Phase I program. Currently, all Phase I and Phase II trials with INB03, XPro1595 and LivNate will be performed Australia under the regulatory authority of the TGA using the Clinical Trials Exemption (“CTX”) scheme. Our first interaction with the regulatory body occurred in March 2018. The Company received approval to initiate the Phase I trial with INB03 in patients with advanced solid tumors on May 21, 2018.  The second interaction with the regulatory body occurred in March 2019.  The Company received approval to initiate the Phase I trial with XPro1595 in patients with Alzheimer’s disease in May 2019.  We plan to initiate discussion with the regulatory authorities for the use of LivNate in NASH and for use of INB03 as part of combination therapy for the treatment of cancer by May 2020.

INB03 Product Development Path: Proposed Phase I and Phase II Studies in patients with cancer

 Phase I study: We plan an open label, biomarker directed, dose escalation study in patients with metastatic epithelial cancer and elevated biomarkers of systemic inflammation including MDSC in their blood. As expected, the 11 patients had Stage IV cancer and had received and failed or progressed after several lines of therapy that may have included immunotherapy. Patients will receive INB03 by subcutaneous injection once a week during the duration of the study. Patients suffered from either lung, ovarian, prostate, rental or cholangiocarcinoma, were on average 54 years old and had receive 3 previous lines of therapy. The patients tolerated INB03 with no side effects or toxicity for a median of 74 days of therapy. All patients stopped therapy due to progressive disease. The Phase I was a successful trial that demonstrated INB03 was safe and well tolerated, defined that the 1mg/kg once a week dose to be taken into the Phase II program, demonstrated pharmacodynamic efficacy with a decrease in IL6 levels in patients. Tests for MDSC levels were unsuccessful. Based on these results, we have defined a Phase II clinical program in oncology.

Based on the results of the Phase II study and work performed and reported by Prof. Roxana Schillaci, we are planning a study of INB03 in combination with currently approved second line therapy for women with resistant HER2+ metastatic breast cancer. Trastuzumab alone or as the backbone for antibody conjugated therapy is first or second line therapy for women with HER2+ breast cancer. Primary or secondary resistance to trastuzumab is common. Women with trastuzumab resistance do much worse than those responsive to trastuzumab immunotherapy. Prof. Schillaci first reported that MUC4 expression on the surface of HER2+ breast cancer was the cause of trastuzumab resistance in 2017. Subsequent work has shown that combination therapy of INB03 with trastuzumab overcomes trastuzumab resistance in animal models. Soluble TNF causes expression of MUC4 by the HER2+ breast cancer cells that is responsible for trastuzumab resistance. MUC4 expression in HER2+ breast cancer cells is also a biomarker for an immunosuppressive tumor microenvironment with high levels of myeloid cells and few lymphocytes; the hallmark of an immune dessert. Treatment with INB03 decreases myeloid cells, most likely MDSC and TAMs while increasing the lymphocyte infiltrate to make the “cold” tumor “hot”. The Phase II will be an open label trial where patients receive combination therapy with both INB03 and Drug X in women with metastatic HER2+ breast cancer with brain metastasis. Drug X is an approved drug that is used as second line therapy in women with HER2+ breast cancer that also crosses the BBB. Because IP is not yet filled, we have not publicly disclosed what Drug X is. The Phase II trial will be an open label trial in women with metastatic HER2+ breast cancer with brain metastasis. Patients will be treated with combination therapy until progression of disease. Almost one third of women with HER2+ metastatic breast cancer develop brain metastasis. Currently, therapy are no therapies approved for and survival is short. The Phase II trial will be performed in Australia using the Clinical Trial Notification (“CTN”) regulatory process that is administered by the TGA. If results are promising, we may open Phase II clinical trial sites in the US under the regulatory authority of the FDA. Because of the number of women affected and the lack of approved therapy, we believe this indication will qualify for orphan drug designation and may be eligible for FDA Fast Track or Breakthrough designation.

INB03 Registration Studies and/or Partnering

We plan to aggressively pursue an efficient registration strategy using INB03 to improve the lives of patients with cancer and biomarkers of inflammation. We believe that this strategy has use across many types of solid tumors including patients who have failed CPI with elevated MDSC blood, gastric cancer patients with HER2+ tumors and other gastrointestinal malignancies that express MUC4. We plan to pursue other indications in cancer as resources become available. We have an active partnering position as it relates to INB03 development in cancer, although no partnering discussion are underway at this time. There are two partnering opportunities with this novel innate immune system check-point inhibitor. The first is a traditional partnership focused on the developing the drug for all oncology applications. The second is a more focused partnership developing INB03 as part of a combination therapy for a company’s existing therapy, most probably an approved CPI. For example, CTLA4 targeted checkpoint inhibitors do not work well when given to melanoma patients with increased MDSC in their blood. A company with a CPI may want to combine INB03 with their product in a clinical development program. After completion of proof-of-concept Phase II studies, we will decide what the most efficient registration strategy is available to the company with INB03.

Our INB03 platform can be used in cancer patients in many ways. The Phase I trial suggests the drug should not be used alone to treat cancer but used in combination with, but not limited to, other cancer therapies including cytotoxic chemotherapy, immunotherapy, radiation and surgery. We believe that INB03 can also be used to treat many types of hematologic and epithelial cancers.

INB03, XPro1595 and LivNate Regulatory Strategy

INB03 is a new therapy for the treatment of cancer that will need to be proven safe and effective by well-designed clinical trials that show a meaningful clinical benefit to patients. This means that registration trials will need to be randomized trials in patients with cancer. The Phase I was designed as an open label dose escalation trial in patients with metastatic solid tumors. With the Phase I trial completed, we plan to design clinical trials that inform product approval strategies; that is, proof-of-concept Phase II trials in a narrowly defined group of patients with a single type of cancer. These trials will be designed after seeking advice from the competent regulatory authorities and clinical thought leaders to allow the Company to design clinical trials that meet the needs for registration. Both the Phase I and proof-of-concept Phase II trial will be performed in Australia using the CTN system under the authority of the Therapeutic Goods Administration (“TGA”). The Phase II trial is currently planned as a single arm open label combination therapy trial in women with brain metastasis from HER2+ breast cancer. The patients will receive INB03 in combination with an approved second line therapy for this disease – a combination that is shown to be highly effective in animal studies. Patients will be followed until progression using a composite end-point that includes both radiographic and medical end-points. We will meet with the FDA after during the POC Phase II trial. We may to expand the Phase II trial to the US under the authority of the FDA. Studies will be expanded to Europe and beyond as resources permit. Because there are no therapies similar to INB03 approved in any market and no therapies approved for the treatment of brain metastasis in women from HER2+ breast cancer, we plan to take advantage of the regulatory opportunities afforded to therapies that treat small markets with a high unmet need. In the U.S., this includes Orphan Drug Designation and expedited programs for approval including Accelerated Approval, Breakthrough Therapy Designation, Fast Track Designation, and priority review (see “Government Regulation”). We cannot predict which, if any, of these programs we will benefit from without further discussions with the FDA. Similar programs exist in the EU with the EMA. We will engage the EMA once we have initiated Phase II trials in the United States and Australia.

Immunotherapy for Treatment of Alzheimer’s Disease

XPro1595 is being developed for the treatment of Alzheimer’s disease. XPro1595 is identical to INB03 and LivNate in every way but name. The name XPro1595 will be used as the drug name in the Alzheimer’s disease development program. Microglial activation and neuroinflammation are important causes of the synaptic dysfunction and nerve cell death that causes cognitive decline in patient with dementia and Alzheimer’s disease. The relationship between β amyloid plaques and tau neurofibrillary tangles, the traditional targets in AD drug development and neuroinflammation is complex. We believe targeting plaques and tangles is not an effective treatment strategy, but that targeting neuroinflammation, the final common pathway of synaptic dysfunction and nerve cell death is. Substantial direct pre-clinical data supports the use of XPro1595 in murine models of AD. Substantial indirect data supports use of XPro1595 in humans including a decreased risk of AD in patients treated with non-selective TNF inhibitors for rheumatoid arthritis and treatment using direct injection into paraspinous venous plexus. Because of different mechanism of action of XPro1595 compared to the non-selective TNF inhibitors, we expect a lower risk of immunosuppression and demyelinating diseases such as MS.

We are planning an open label, biomarker directed, Phase I clinical trial in AUS that approaches AD as an immunologic disease. Patients with dementia who have the diagnosis of AD with biomarkers of chronic inflammation that includes at least one of a hs-CRP>1.5 mg/L, a ESR>10 mm/h, a HbgA1C>6.0% or are ApoE4 positive will be treated with XPro1595 for 12 weeks. Three dosing cohorts are planned – 0.3, 1.0 and 3 mg per week as a subcutaneous injection. Patients will have 5 groups of inflammatory biomarkers test before therapy, at 6 weeks and at 12 weeks. Biomarkers will be tested in blood and cerebral spinal fluid, white matter free water will be determined by MRI and a “breath test” measuring exhaled volatile organ compounds will be used to determine a signature of inflammation in AD patients. Finally, behavioral biomarkers of fatigue, depression aggression, anhedonia and sleep disorders, behaviors that are very sensitive to neuroinflammation, will be cataloged using validated scales to determine if these behaviors improve as neuroinflammation is brought under control. The first patient was enrolled in the low dose 0.3mg/kg/week cohort in the last week of November 2019. The Safety Review Committee met by teleconference on January 7, 2020 to review the course of the patients in the first cohort and voted to open the second cohort, 1.0mg/kg/week, to enrollment. The first patients were enrolled in the cohort the second week of February 2020. We will be testing traditional measures of AD in blood, CSF and cognition, but we do not expect significant changes in a 12-week trial. If AD patients treated with XPro1595 tolerate the therapy well, and show improvement in biomarkers of neuroinflammation, the company may decide to pursue a larger, longer, fully powered randomized Phase II trial to determine if prolonged treatment of neuroinflammation results in less cognitive decline in patients treated with XPro1595. Funding for the Phase I trial is provided by a combination of the Part-the-Cloud Award from the Alzheimer’s Association and company funding including rebates from the AUS R&D rebate scheme. If the Phase I is successful, additional funds will be needed to support execution of the Phase II trial and to produce additional XPro1595 to support the clinical programs.

XPro1595 Registration Studies and/or Partnering

We plan to aggressively pursue an efficient registration strategy using XPro1595 to improve the lives of patients with AD with biomarkers of inflammation. We believe AD is not the only indication for XPro1595 in neurodegenerative and neuropsychiatric diseases. We plan to pursue other indications in neurodegenerative diseases as resources become available. We have an active partnering position as it relates to XPro1595 development in neurodegenerative and neuropshyciatric diseases, although no partnering discussion are underway at this time. There are two partnering opportunities with this novel immunotherapy for the treatment of neurologic and psychiatric diseases. The first is a traditional partnership focused on the developing the drug for all neurodegenerative and neuropsychiatric applications. The second is a more focused partnership developing XPro1595 as part of a combination therapy for a company’s existing therapy. After completion of proof-of-concept Phase II studies, we will decide what the most efficient registration strategy is available to the company with XPro1595. We may to have biopharma partners participate in this decision making. We may also seek to be acquired at this stage.

Part-the-Cloud Award

The Company was awarded a $1,000,000 grant, to be paid in tranches (the “PTC Award”) from the Alzheimer’s Association in connection with the Alzheimer’s Association’s Part the Cloud initiative, to advance XPro1595, and received an award letter from the Alzheimer’s Association on February 22, 2019 detailing the conditions pertaining to the PTC Award (the “Award Letter”). Pursuant to the Award Letter, the total amount of the PTC Award is $1,000,000 and bi-annual payments were aligned with the following milestones outlined in the Award Letter: (i) $600,000 on June 15, 2019 upon regulatory approval for opening clinical trial and enrollment of first patient; (ii) if (i) is met, then $250,000 for the next segment (June 15, 2019 – December 15, 2019) if all patients enrolled in first cohort have reached one-month milestone and enrollment of the first patient in the second cohort and (iii) if (ii) is met, then $150,000 for the next segment (December 15, 2019 – June 15, 2020) if all patients enrolled in the second cohort have reached the one-month milestone and enrollment of the first patient in the third cohort. Pursuant to the PTC Award, the Company received $600,000 from the Alzheimer’s Association during March 2019 and $250,000 from the Alzheimer’s Association during November 2019 and recorded these amounts as contra research and development expense in the Company’s consolidated statement of operations during the year ending December 31, 2019 in accordance with our accounting policy.

Immunotherapy for the treatment of NASH

LivNate is being developed for the treatment of NASH. LivNate is identical to INB03 and XPro1595 in every way but name. The name LivNate will be used as the drug name in the NASH development program. NASH is a pleiotropic disease with elements of metabolic, immunologic and fibrotic pathophysiology contributing to disease development and progression. The Company believes targeting the metabolic and immunologic pathology is the best way to treat NASH. Furthermore, we believe there are three pathologic drivers of NASH, two which originate beyond the liver (refer to Figure 7 below). The peripheral pathologic loop includes obesity and insulin resistance. The regional pathologic loop includes intestinal inflammation, interstinal leak and mesenteric fat, a source of inflammatory factors that are concentrated in portal blood. Finally, the local pathologic loop is caused by lipotoxicity and innate immune activation in the liver that results in hepatocyte death, hepatitis and fibrosis, the hallmarks of NASH. In murine studies of NASH, LivNate reverses insulin resistance, intestinal inflammation and decreases the NAS (“NAFLD Activity Score”) and Fibrosis score suggesting that LivNate may be an effective therapy for the treatment of NASH.

We are planning an open label Phase II study of patients with NASH. The study is planned as a proof-of-concept study in patients with F3/F3 disease defined by non-invasive laboratory and imaging studies. Patients will be treated with LivNate for 6 months by once a week subcutaneous injection. We do not plan to perform liver biopsies as any part of the study. If the study is positive, further development of LivNate in NASH will be considered. Further development may include additional clinical trials alone or with a partner or divesting the program.

LivNate Registration Studies and/or Partnering Programs

Because NASH is an exceptionally dynamic area of drug development, the Company will decide on a development and/or partnering program after the completion of the Phase II study. At this time, it is impossible to predict the development and commercial landscape or to know if LivNate can be used to treat NASH as a stand-alone drug or as part of combination therapy. Finally, the market for treatments of metabolic and inflammatory liver diseases may expand to include non-alcoholic fatty liver disease (“NAFLD”) in the near future. This market expansion may impact the Company’s development plans for LivNate.

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

Various regulatory authorities regulate, among other things, the research, manufacture, promotion and distribution of drugs in the United States under the FDA and other statutes and implementing regulations. The process required by the FDA before prescription drug product candidates may be marketed in the United States generally involves the following:

●	completion of extensive nonclinical laboratory tests, animal studies and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice regulations;

●	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

●	for some products, performance of adequate and well-controlled human clinical trials in accordance with the FDA’s regulations, including Good Clinical Practices, to establish the safety and efficacy of the product candidate for each proposed indication;

●	submission to the FDA of a new drug application or NDA;

●	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations; and

●	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

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

The FDA offers several regulatory mechanisms that provide expedited or accelerated approval procedures for selected drugs in the indications on which we are focusing our efforts. These include accelerated approval under Subpart H of the agency’s NDA approval regulations, fast track drug development procedures and priority review.

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

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified medical investigators according to approved protocols that detail the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor participant safety. Regulatory procedures differ in each country we will be working in., For example, in the US, each protocol is submitted, to the FDA as part of the IND for their review and consent before enrolling patients in the clinical trial. The US is not the only place to perform clinical trials. Most countries have systems in place to allow academics and companies to sponsor clinical trials of novel therapies in patients. For financial and technical reasons, the Company will perform the Phase I clinical trials of our programs in the United Kingdom and Australia. The US will be included in the Phase II programs. Other venues such as Europe, Canada, Japan and other Pacific Rim countries may be included in the development program in the future. The first clinical trial with INKmune will be initiated in the United Kingdom. In the United Kingdom, the regulatory submission is made to the MHRA for a clinical trials authorization (“CTA”). This is a multistep process. The Company had a Scientific Advice meeting with the MHRA in September 2017 to discuss the INKmune Phase I/II trial in women with relapse/refractory ovarian cancer including trial design, manufacturing processes and clinical trial execution. The MHRA gave recommendations on trial design, manufacturing controls and the regulatory procedures needed to initiate the clinical trial. We received CTA approval from the MHRA for an INKmune trial in ovarian cancer on December 18, 2018. The approval allows for the execution of the Phase I/II INKmune clinical trial in the United Kingdom. We plan to have two cancer clinics referring the 6 patients needed for the Phase I portion of the trial. The patients will be treated at the Phase I unit a university hospital. We expect all of the Phase I sites to be in London, United Kingdom. If the Phase I trial proceeds as planned, we expect to open the Phase II portion of the trial in early 2020. The Phase II trial will include at least 3 other clinical sites in the United Kingdom and may include clinical sites in the US. Because 30 patients will be required to complete the Phase II portion of the trial, we expect to need sites in both the US and United Kingdom. The additional clinical sites in the United Kingdom or US have not been identified at this time. No additional regulatory procedures will be needed to add sites in the United Kingdom. To add sites in the US, we will need to file an IND with the FDA. Once the FDA approves the IND, clinical sites can be opened. We have chosen relapsed/refractory ovarian cancer as the anticipated Phase 1 study for INKmune for a number of reasons. Relapsed refractory is a disease with poor treatment options. Our pre-clinical data suggests INKmune may have advantages over other immunotherapies in the treatment of ovarian cancer. Ovarian cancer has a sensitive and validated biomarker to measure disease burden – CA125. This allows the Company to accurately select patients for the clinical trial and determine if INKmune therapy is effective. We believe that intraperitoneal delivery of INKmune is a low-risk delivery strategy for a phase 1 study. The patients we plan to enroll in the trial have their disease concentrated in the peritoneal cavity further supporting the use of intra-peritoneal delivery. Finally, relapsed refractory ovarian cancer is an Orphan indication in the US. This provides regulatory advantages for registration of INKmune. INB03 will follow a similar development strategy, but will use Australia for the Phase I programs. In Australia, clinical trials for INB03 are performed under the clinical trials notification (“CTN”) scheme authorized by the Therapeutic Good Administration (“TGA”). The TGA is the equivalent agency to the FDA in the US and the MHRA in the United Kingdom. We filed an Australian Clinical Trial Notification, or CTN, for INB03 and XPro1595 during the second quarter of 2018 and 2019 respectively. Applications were accepted in May 2018 and 2019 to allow us to initiate the Phase I trials in cancer and Alzheimer’s disease respectively. We have completed the oncology Phase 1 open label dose escalation trial in patients with advanced solid tumors and biomarkers of inflammation in their blood.

The Phase I trial has been completed and provided evidence of safety and a pharmacodynamic drug affect, decrease of inflammatory biomarkers, needed to move the program to a Phase II clinical trial in cancer. The Phase II clinical trial that will combine INB03 with approved second line therapy in patients with brain metastasis in women with Her2+ breast cancer. This is a combination trial where the addition of INB03 to approved second line therapy may provide a therapeutic alternative in a disease without any drugs approved. The Company has not lost interest in combining INB03 with CPI, but competition for patients is fierce in this arena. Our plan is to pursue treatment of tumors that express MUC4 as our lead indication. Tumors that express MUC4 are resistant to all forms of immunotherapy due to a combination of increased MDSC in the tumor, decreased inflammation in the tumor (a “cold” tumor) and direct effects of MUC4 and soluble TNF on HER2 function. If combination therapy with INB03 decreases MUC4 expression and changes the TME to make the “cold” tumor “hot”, then addition of a CPI will be warranted. Checkpoint inhibitors are immunotherapy drugs that target proteins in the tumor and immune cells to improve the adaptive immune response to the tumor by reversing immunologic strategies the cancer uses to evade the immune system. These drugs target PD1, PDL-1 or CTLA-4. As of April 2018, there are six checkpoint inhibitors approved in the US (Ipilimumab, Atezolizumab, Avelumab, Durvalumab, Pembrolizumab, and Nivolumab). Additional checkpoint inhibitors to new and existing targets are in development and will be approved in the coming years. Checkpoint inhibitors are having a significant impact on the treatment of cancer and are expected to be the largest selling class of cancer therapies by 2027. INB03 can impact the cancer market for CPI in two ways; i) increase the number of patients eligible for CPI by making “cold” tumors “hot” and ii) reverse resistance to CPI due to immunologic factors in the TME such as increased MDSC. Currently, only 25-30% of patients treated with currently approved checkpoint inhibitors respond to therapy and many of these become refractory after a period of treatment. This means at least 70% of patients are resistant to, or refractory to, checkpoint inhibitors. Experts agree that combination therapy is needed and necessary to improve the response to checkpoint inhibitor therapy in resistant and refractory patients. To that end, companies with approved checkpoint inhibitors are looking for companion drugs improve patient response and expand market opportunities. The INB03 development program in cancer is designed to take advantage of our pre-clinical data and the needs to the cancer community to improve the safety and efficacy of checkpoint inhibitors. At this time, the combination trial to treat trastuzumab resistant HER2+ expressing cancer is our lead registration strategy for INB03. Current therapies for trastuzumab resistant cancers are used on a trial by error approach. Using MUC4 expression as a biomarker for to predict trastuzumab resistance brings a precision medicine approach to this difficult clinical scenario. Addition of INB03 to the treatment regimen for treating HER2+ cancers may convert “cold” tumors to “hot” tumors making the eligible for treatment with CPI. Finally, the clinical development landscape for CPI combination therapies to treat CPI resistant therapies is chaotic. The design and successful completion of a Phase II trial is not guarantee of clinical relevance or commercial viability. There are multiple therapies on the market or in development for the treatment of trastuzumab resistant breast cancer. The most prominent of antibody conjugates including ado-trastuzumab emtansine (Kadycycla/T-DM1, Genentech/Roche) and trastuzumab deruxtecan (Enhertu, Daiichi Sankyo). To our knowledge, there are no drugs approved for the treatment of patients with HER2+ brain metastasis. CPI are not active in HER2+ cancers but there is considerable interest in attempting to modify the TME to allow effective use of CPI in patients with advanced disease. Checkpoint inhibitor companies announced large partnering deal with companies producing checkpoint inhibitor potentiators – BMS/Nektar; BMS/IFM and Merck/Incyte. Experts agree that partnering in this arena will continue. The registration and development strategy for INB03 is multinational. The Phase II program may enroll patients in other countries, including the United States after submitting an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA. If partnering is successful at any stage of INB03 development, we expect the partner to influence the development and regulatory decisions needed with moving the drug to commercialization. Finally, combination therapy to treat patients resistant to trastuzumab or CPI are not the only oncology application for INB03. INB03 can be combined with other immune-oncology therapy to improve efficacy, safety or both. INB03 can be used as part of combination therapy with immuno-oncology drugs, paired with tradition therapies such as cytotoxic chemotherapy, kinase inhibitors, cell therapies or radiation therapy. The company is pursuing pre-clinical data in some of these areas. When and if positive developments occur, we will communicate them to our shareholders. There are other regulatory venues that will be important for both our products – the largest and most important is Europe. In Europe, the European Medicines Agencies (“EMA”) is responsible for authorization of clinical trials in member states. In EU, there may be a requirement to get individual country authorization at the same time as EMA authorization. The initial development of INB03. XPro1595 and LivNate will occur in AUS followed by trials in the US. The development of INKmune will occur primarily in the United Kingdom followed by trials in the US. XPro1595 is being developed for the treatment of Alzheimer’s disease under a Part-the-Cloud Award received Feb 2019. The biomarker directed Phase I trial will be performed in AUS using a regulatory strategy identical to that used for INB03 in cancer. Regulatory approval to initiate the trial was received on February 8, 2019. The clinical trial will be performed at five sites in AUS. XPro1595 treats microglial activation and innate immune dysregulation may be the cause with Alzheimer’s disease in some patients. To our knowledge, there are few companies using an anti-inflammatory strategy for the treatment of Alzheimer’s disease. Those companies include Denali Therapeutics (NASDAQ: DNLI); developing DNL747 that targets critical signaling proteins in the TNF pathway that regulate inflammation and cell death. Alector (NASDAQ: ALEC) in partnership with Abbvie is developing AL002 that targets TREM2 on microglial cells. Gliacure is targeting microglial cells in Alzheimer’s disease with a small molecule candidate GC021109. LivNate is being developed for the treatment of NASH. The Phase II trial will occur in AUS and NZ, is expected to require fewer than 5 clinical sites to complete enrollment. LivNate offers a unique therapeutic strategy for the treatment of NASH by targeting peripheral, regional and local cycles of pathology that contribute to the development and progression of the disease. There are many drugs in development for NASH classified in three groups – anti-fibrotic, metabolic and anti-inflammatory therapies. Drug development for the treatment of NASH has been difficult. In 2019, several programs failed in late stage development including seldapar (CYMABAY) and selonsertib (GILEAD). Currently, ocaliva by Intercept is expected to be the first drug to receive FDA approval for the treatment of NASH with by elafibranor by GENFIT is expected to be second. The list of companies with NASH therapies in earlier stages of development is long, including cenicriviroc by ALLERGAN, MGL-3196 by MADRIGAL, VK2809 by VIKING Therapeutics and belapectin by GALECTIN. To our knowledge, the only true anti-inflammatory strategy in development is an anti-IL11 being developed by Boheringer Ingelheim most likely as part of combination therapy.

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

By way of example, in March 2010, the Affordable Care Act was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the Affordable Care Act of importance to our potential drug candidates are:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Employees

As of March 3, 2020, we have four full-time employees and retain the services of additional personnel on an independent contractor basis. We do not have any part-time employees.

Corporate Information

We were incorporated under the laws of the State of Nevada on September 25, 2015. Our principal executive office is located at 1200 Prospect Street, Suite 525, La Jolla, CA 92037 and our telephone number is (858) 964-3720.

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

In order to develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical and clinical trials and marketing activities. We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations for at least the next twelve months. We anticipate using our cash and cash equivalents to fund further research and development with respect to our lead product candidates. We may, however, need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

●	successful commercialization of our product candidates;

●	the time and costs involved in obtaining regulatory approval for our product candidates;

●	costs associated with protecting our intellectual property rights;

●	development of marketing and sales capabilities;

●	payments received under future collaborative agreements, if any; and

●	market acceptance of our products, if any.

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

As of December 31, 2019, the Company had an accumulated deficit of $21,276,181. Losses have principally occurred as a result of non-cash stock-based compensation expense and the substantial resources required for research and development of the Company’s product candidates which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months from the issuance date of these financial statements. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management intends to pursue additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, however, there cannot be any assurance that we will be successful in doing so. The opinion of our independent registered public accounts on our audited financial statements for the year ended December 31, 2019, contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

On October 29, 2015, we entered into an exclusive license agreement with Immune Ventures, LLC, the owner of all the rights related to our principal patent. The license agreement relates to our natural killer program, INKmue. Immune Ventures is owned by our President and a member of our Board of Directors, David Moss, our Chief Financial Officer and Treasurer and Mark Lowdell, our Chief Scientific Officer. Because our officers and directors also own Immune Ventures there may be an inherent conflict of interest which could result in unanticipated actions that adversely affect us.

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

INKmune represents a novel approach to cancer treatment that creates significant challenges for us.

We believe INKmune represents a novel approach to cancer treatment. Advancing this novel therapy creates significant challenges for us, including:

●	Educating medical personnel regarding the potential side effect profile of INKmune;

●	Sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;

●	Obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with commercial development of immunotherapies for cancer; and

●	Establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

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

Our product candidates are either in early clinical development or have not entered into clinical trials and are in development stage. Therefore, the risk of failure of our product candidates is high. It is impossible to predict when or if our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable non-U.S. regulatory authority that a drug product is not safe or effective for its intended uses. It is possible that even if our product candidate has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

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

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA and comparable non-U.S. regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if (1) we are required to conduct additional clinical trials or other testing of our product candidate beyond the trials and testing than we contemplate, (2) we are unable to successfully complete clinical trials of our product candidate or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with our product candidate, we, in addition to incurring additional costs, may:

●	be delayed in obtaining marketing approval for our product candidate;

●	not obtain marketing approval at all;

●	obtain approval for indications or patient populations that are not as broad as we intended or desired;

●	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;

●	be subject to additional post-marketing testing or other requirements; or

●	be required to remove the product from the market after obtaining marketing approval.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of any of our product candidates, including:

●	clinical trials of our product candidate may produce unfavorable or inconclusive results;

●	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	the number of patients required for clinical trials of our product candidate may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	data safety monitoring committees may recommend suspension, termination or a clinical hold for various reasons, including concerns about patient safety;

●	regulators or institutional review boards, or IRBs, may suspend or terminate the trial or impose a clinical hold for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

●	patients with serious, life-threatening diseases included in our clinical trials may die or suffer other adverse medical events for reasons that may not be related to our product candidate;

●	participating patients may be subject to unacceptable health risks;

●	patients may not complete clinical trials due to safety issues, side effects, or other reasons;

●	changes in regulatory requirements and guidance may occur, which require us to amend clinical trial protocols to reflect these changes;

●	our third-party contractors, including those manufacturing our product candidate or components or ingredients thereof or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

●	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

●	patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

●	we may have to suspend or terminate clinical trials of our product candidate for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;

●	the FDA or comparable non-U.S. regulatory authorities may disagree with our clinical trial design or our interpretation of data from preclinical studies and clinical trials;

●	the FDA or comparable non-U.S. regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for clinical and commercial supplies;

●	the supply or quality of raw materials or manufactured product candidate or other materials necessary to conduct clinical trials of our product candidate may be insufficient, inadequate, delayed, or not available at an acceptable cost, or we may experience interruptions in supply; and

●	the approval policies or regulations of the FDA or comparable non-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

We may not be able to initiate or continue clinical trials for INKmune or any other product candidate if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

●	the size and nature of the patient population;

●	the severity of the disease under investigation;

●	the proximity of patients to clinical sites;

●	the eligibility criteria for the trial;

●	the design of the clinical trial;

●	efforts to facilitate timely enrollment;

●	competing clinical trials; and

●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

If the market opportunities for our product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer. Because the target patient populations of our product candidates are small, we must be able to successfully identify patients and capture a significant market share to achieve and maintain profitability.

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

Even if our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for the product candidates may be smaller than we estimate.

We have never commercialized a product. Even if INKmune, INB03, XPro1595, LivNate, or any other product candidate we develop is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third-party payors on the benefits of our product candidate may require significant resources and may not be successful. If our product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of INmune or any other product candidate we develop, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product;

●	the potential advantages of the product compared to alternative treatments;

●	the prevalence and severity of any side effects;

●	the clinical indications for which the product is approved;

●	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

●	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;

●	our ability to offer the product for sale at competitive prices;

●	our ability to establish and maintain pricing sufficient to realize a meaningful return on our investment;

●	the product’s convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try, and of physicians to prescribe, the product;

●	the strength of sales, marketing and distribution support;

●	the approval of other new products for the same indications;

●	changes in the standard of care for the targeted indications for the product;

●	the timing of market introduction of our approved products as well as competitive products and other therapies;

●	availability and amount of reimbursement from government payors, managed care plans and other third-party payors;

●	adverse publicity about the product or favorable publicity about competitive products; and

●	potential product liability claims.

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

Even if we obtain regulatory approvals for INKmune and/or INB03, XPro1595, LivNate, those approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could prevent us from realizing the full benefit of our efforts.

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

If our product candidates receive marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market the drugs could be compromised.

Clinical trials of our product candidates will be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of our product candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

●	regulatory authorities may withdraw their approval of the drug or seize the drug;

●	we may be required to recall the drug or change the way the drug is administered;

●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;

●	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

●	we may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

●	we could be sued and held liable for harm caused to patients;

●	the drug may become less competitive; and

●	our reputation may suffer.

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

In addition, later discovery of previously unknown problems with our products, manufacturing processes, or failure to comply with regulatory requirements, may lead to various adverse results, including:

●	restrictions on such products, manufacturers or manufacturing processes;

●	restrictions on the labeling or marketing of a product;

●	restrictions on product distribution or use;

●	requirements to conduct post-marketing clinical trials;

●	requirements to institute a risk evaluation mitigation strategy, or REMS, to monitor safety of the product post-approval;

●	warning letters issued by the FDA or other regulatory authorities;

●	withdrawal of the products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of products, fines, restitution or disgorgement of profits or revenue;

●	suspension, revocation or withdrawal of marketing approvals;

●	refusal to permit the import or export of our products; and

●	injunctions or the imposition of civil or criminal penalties.

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

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidate despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we commercially sell any product that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidate. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidate or products that we may develop;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend resulting litigation;

●	substantial monetary awards to trial participants or patients;

●	loss of revenue;

●	reduced resources of our management to pursue our business strategy; and

●	the inability to commercialize any products that we may develop.

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

To execute our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. We currently have 4 full time employees and retain the services of additional personnel on an independent contractor basis. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

If we or any of our third-party manufacturers do not maintain high standards of manufacturing, our ability to develop and commercialize our product candidate could be delayed or curtailed.

We and any third parties that we may use in the future to manufacture our products must continuously adhere to cGMP regulations rigorously enforced by the FDA through its facilities inspection program. If our facilities or the facilities of third parties who produce our products do not pass a pre-approval inspection, the FDA will not grant market approval for our product candidates. In complying with cGMP, we and any third-party manufacturers will need to expend significant time, money and effort in production, record-keeping and quality control to assure that each component of our product candidates meets applicable specifications and other requirements. We or any of these third-party manufacturers may also be subject to comparable or more stringent regulations of foreign regulatory authorities. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action, which could delay or curtail our ability to develop, obtain regulatory approval of, and commercialize our product candidates. If our component part manufacturers and suppliers fail to provide components of sufficient quality, and that meet our required specifications, our clinical trials or commercialization of our product candidates could be delayed or halted, and we could face product liability claims. There can be no assurance we can manufacture a scalable quantity of our product for clinical trials or commercialization.

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

We plan to rely on third parties to conduct clinical trials for our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidate may delay or impair our ability to obtain regulatory approval for our product candidates.

We plan to rely on academic institutions and private oncology centers to conduct clinical trials relating to our product candidates. Our reliance on third parties to conduct clinical trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities.

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

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our products profitably, if approved. Among policy-makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

●	the demand for any of our products, if approved;

●	our ability to set a price that we believe is fair for any of our products, if approved;

●	our ability to generate revenues and achieve or maintain profitability;

●	the level of taxes that we are required to pay; and

●	the availability of capital.

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

Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. To date, this outbreak has already resulted in extended shutdowns of certain businesses in the Wuhan region and has had ripple effects to businesses around the world. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. It is also possible that global health concerns such as this one could disproportionately impact the clinical sites in which we conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operation and financial condition.  The Company has not yet experienced any known business disruptions as a result of the coronavirus.

The United Kingdom’s vote in favor of withdrawing from the European Union could lead to increased market volatility which could make it more difficult for us to do business in the U.K. or have other adverse effects on our business.

The United Kingdom approved the Withdrawal Agreement and left the European Union on January 31, 2020. As a result, we may face new regulatory costs and challenges that could have a material adverse effect on our operations. In addition, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit. Should this foreign exchange volatility continue it could cause volatility in our financial results. Further this could change or eliminate the R&D rebate program that the company uses to help fund R&D and clinical trials.

A cybersecurity incident and other technology disruptions could negatively affect our business and our relationships with customers.

We use technology in substantially all aspects of our business operations. The widespread use of technology, including mobile devices, cloud computing, and the internet, give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including information relating to suppliers, private information about employees, and financial and strategic information about us and our business partners. If we fail to effectively assess and identify cybersecurity risks associated with the use of technology in our business operations, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

Risks Related to our Common Stock

The Company’s common stock is controlled by insiders.

The Company’s officers and directors beneficially own 71.68% of our outstanding common stock. Accordingly, shareholders may have no effective voice in the management of the Company.

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

As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	reduced disclosure about our executive compensation arrangements;

●	no non- binding advisory votes on executive compensation or golden parachute arrangements; and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting and delaying the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

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

Our securities are not actively traded, and the bid and asked prices for our common stock may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock and would likely reduce the market price of our common stock and hamper our ability to raise additional capital. There is a limited market for our securities. Accordingly, investors may therefore bear the economic risk of an investment in the Securities thereof, for an indefinite period of time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company subleases approximately 1,000 square feet of office space in La Jolla, California from a related party, which serves as the headquarters of the Company. We pay approximately $4,000 per month for this sublease which expires in July 2024. We believe our current facilities are suitable and adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

We currently are not a party to any material litigation or other material legal proceedings. We may, from time to time, be subject to legal proceedings and claims arising in the normal course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades under the symbol “INMB” on the Nasdaq and has been publicly traded since February 4, 2019. Prior to this time, there was no public market for our common stock.

As of December 31, 2019, there were 38 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

Sales of Unregistered Securities

During December 2019, we issued to certain of our employees, consultants and directors, options to purchase an aggregate of 1,785,000 shares of our common stock at a $3.91 exercise price. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities.

On May 16, 2018, the Company entered into a consulting agreement with Pacific Seaboard Investments Ltd. for corporate governance, compliance services regarding the filing of a listing application and assist with activities related to its initial public offering. The term of the consulting agreement is from April 24, 2018 to May 1, 2021. In consideration of the consultant’s services, the Company agreed to issue 600,000 shares of its restricted common stock, of which 200,000 shares were to be issued on May 16, 2018 (these shares are not yet issued as of December 31, 2018), 200,000 shares shall be locked up for six months after the effective date of the Company’s registration statement and 200,000 shares shall be locked up for 10 months after the date of the Company’s offering. Pursuant to this agreement, the Company recorded $4,626,000 of stock-based compensation expense during the year ended December 31, 2018 for the 600,000 shares of common stock to be issued. During June 2019, the Company issued 400,000 shares of its common stock to Pacific Seaboard, whereby the Company was initially required to issue 600,000 shares to Pacific Seaboard, but subsequently received a waiver from Pacific Seaboard during April 2019 permanently waiving the last 200,000 shares owed. The Company recorded a waiver of common stock issuable of $1,542,000 during the year ended December 31, 2019 pursuant to the waiver agreement.

During the year ended December 31, 2018, the Company received $900,000 in cash from Luminus in exchange for 400,000 shares of the Company’s common stock. Luminus is owned by a significant shareholder of the Company.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the year ended December 31, 2019.

Use of Proceeds

On February 4, 2019, the Company sold 1,020,820 shares of common stock in an initial public offering at a price of $8.00 per share pursuant to a Registration Statement on Form S-1 (File No. 333-227122) , which was declared effective by the Securities and Exchange Commission on December 19, 2018. The aggregate proceeds to the Company from the offering were $7,251,142 reflecting gross proceeds of $8,166,560 less offering costs of $915,418. During the period from the offering through December 31, 2019, the Company used the proceeds from the initial public offering to fund operations, including our research and development activities.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2019:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	3,417,000	(1)	$5.77	274,525	(2)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	3,417,000		$5.77	274,525

(1)	Consists of shares subject to outstanding stock options, under the INmune Bio, Inc. 2019 Stock Incentive Plan (the “2019 Plan”) and INmune Bio, Inc. 2017 Stock Incentive Plan (the “2017 Plan) some of which are vested and some of which remain subject to the vesting of the respective equity award.

(2)	Consists of shares available for future issuance under the 2019 Plan and the 2017 Plan. As of December 31, 2019, an aggregate of 206,525 shares of common stock were available for issuance under the 2019 Plan and 68,000 shares of common stock were available for issuance under the 2017 Plan.

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

Overview

We are a clinical-stage immunotherapy company focused on reprogramming the patient’s innate immune system to treat disease. We do this by targeting four key cells of the innate immune system, natural killer, or NK cells, and myeloid derived suppressor cells, or MDSC, hepatic stellate cells of the liver, or HSC, and microglial cells of the central nervous system. NK cells are the body’s first line of defense due to their innate ability to rapidly seek and destroy abnormal cells, such as cancer or virally-infected cells, without prior exposure or activation by other support molecules required to activate adaptive immune cells such as T-cells. NK cells play a key role in the immune-surveillance that prevents people from getting cancer and in eliminating residual disease which may cause people to relapse after cytotoxic therapy. MDSC are myeloid cells produced in the bone marrow, take up residence in the tumor microenvironment, the tissue associated with the cancerous cells, to protect the tumor from immunological attack by the patient’s immune system. MDSC play a critical role in making the cancer resistant to immunotherapy such as currently approved checkpoint inhibitors. Microglial cells are the primary immune cells of the central nervous system responsible for protecting the neural unit of microglia, astrocytes, oligodendrocytes and neurons from infection. In the setting of chronic inflammation, microglial cells become activated and cause dysfunction of the other three cells types in the neural unit resulting in neurodegenerative and neuropsychiatric diseases. Hepatic stellate cells are immunologically active cells that are part of the liver architecture that support hepatocyte function in health and disease. INB03, LivNate and XPro1595 are the identical drug used in different therapeutic arenas. INB03 is the name of the drug for cancer targeted applications. XPro1595 in the name of the drug for neurology and psychiatric indications. LivNate is the name of the drug for treatment of liver diseases.

We believe INKmune, our NK cell directed therapy, and INB03, our MDSC directed therapy, and XPro1595, our microglial directed therapy and LivNate, or HSC directed therapy offer unique strategies to improve the response of patients’ innate immune system to their cancer, neurologic and liver disease respectively. These therapies will use a precision medicine approach to select patients who will benefit from the therapy and monitor the response to the therapy. For oncology, neither INB03 nor INKmune therapy is cancer specific. The decision to use either INKmune or INB03 as part of cancer therapies, or with each other, depends on immunologic parameters that can be tested in patients before treatment. The type of cancer is not important. This means that both therapies can be used to treat patients with a variety of hematologic malignancies and solid tumors that have the immunologic profile needed to respond. Put simply, we are treating the immune system to attack the patients’ cancer, not targeting the patient’s cancer directly.

We believe that INKmune improves the ability of the patient’s own NK cells to attack their tumor. INKmune itself will not kill cancer cells. INKmune interacts with the patient’s NK cells to convert them from inert resting NK cells that ignores the cancer into primed NK cells that kill the cancer cell. INKmune is a replication incompetent proprietary cell line we have named INB16 that is given to the patient after determining that i) the patient has adequate NK cells in their circulation and ii) those NK cells are functional when exposed to INKmune in vitro. INKmune is designed to be given to patients after their immune system has recovered after cytotoxic chemotherapy to target the residual disease the remains after treatment with cytotoxic therapy.

Likewise, we believe XPro1595, our microglial directed therapy, offers a unique strategy to decrease neuroinflammation, a key pathophysiology in neurodegenerative and neuropsychiatric diseases. XPro1595 will use a precision medicine approach to select patients who will benefit from the therapy and monitor the response to the therapy. The therapy is not diagnosis specific but will be used in patients who have biomarkers of neuroinflammation. Our initial program with XPro1595 will be treating patients with Alzheimer’s disease with biomarkers inflammation.

Likewise, we believe LivNate, our HSC directed therapy, offers a unique strategy to treat NASH by decreasing peripheral , regional and local inflammatory cycles that results in hepatocyte ballooning and death, hepatitis and fibrosis, the core pathophysiology of many inflammatory liver diseases. Our initial program with LivNate will be treating patients with NASH.

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

We believe our innate immune system reprogram platforms provides unique strategies to repair the immunologic dysfunction that characterizes the innate immune system of patients with cancer. The products can be used alone, in combination with other anti-tumor or immunotherapy treatments or with each other. In the near term, we are developing the products separately. After completion of proof-of-concept Phase II trials, we will consider developing them as a combination therapy. Until we complete clinical trials, we cannot predict if either product will be successful when used alone, in combination with other therapies or in combination with each other.

The mechanism of action for XPro1595 is identical to INB03, but the cell type targeted in neurodegenerative and neuropsychiatric disease is different. Microglial cells are macrophage like immune cells that are unique to the central nervous system. Activated microglial cells produce inflammatory cytokines and phagocytos debris in the brain to promote normal function of the neural unit and protect the brain against infection. Chronic inflammation is a low grade, unrelenting inflammatory process that is destructive to the host resulting in dendritic pruning, synaptic dysfunction and cell dysfunction and death. Death of nerve cells can cause cognitive decline of AD, motor dysfunction of Parkinson’s disease or amyotrophic lateral sclerosis (“ALS”). Death of oligodendrocytes that produce myelin can cause MS and other demyelinating diseases. In the brain, the unique action of XPro1595 to neutralize the destructive cytokine soluble TNF while promoting the function of the trans-membrane TNF, the protective cytokine is unique. Neutralization of soluble TNF and polarization of the immunology to trans-membrane TNF effects prevents dendritic pruning and synaptic dysfunction, promotes phagocytosis of debris by microglial cells and prevents demyelinization of neurons. These effects have benefits across a broad range of neurodegenerative and neuropsychiatirc diseases. At this time, due to non-dilutive funding provided by the Part-the-Cloud Award from the Alzheimer’s Association, we will focus our develop efforts on Alzheimer’s disease. The funding provided by the Alzheimer’s Association supports a Phase I trial. If the trial is successful and the Company decides to pursue additional development is AD, additional funding will be needed to support a Phase II trial. In the future, when resources become available, we may expand our activities other neurodegenerative or neuropsychiatric diseases.

The mechanism of action for LivNate is identical to INB03 and XPro1595, but the cell type targeted in liver disease is different. In the liver, LivNate targets HSC, a key cell in the treatment of inflammatory diseases of the liver. Our first therapeutic program will use LivNate to treat NASH. NASH is a complex, but silent liver disease that has reached epidemic proportions in the US; soon to be the primary cause of liver transplantation in the US. The company views NASH as a disease of chronic inflammation caused by three inflammatory loops. The peripheral inflammatory loop is due to obesity and insulin resistance. The regional inflammatory loop is due to intestinal inflammation and mesenteric fat. The local inflammatory loop is due to lipotoxicity and innate immune activation. These inflammatory loops combine to promote hepatitis, hepatocyte dropout and fibrosis – the hallmarks of NASH. Pre-clinical models of LivNate in NASH support initiating a clinical study next year.

Figure 7: Three well defined inflammatory loops contribute the development and progression of NASH. The peripheral loop includes obesity and insulin resistance. Adipocytes contribute to systemic inflammation and insulin resistance that initiates fat deposition in the liver. As obesity and insulin resistance progress, the regional inflammatory loop begins to contribute to the disease. The intense inflammation associated with mesenteric fat and intestinal inflammation secondary to a leaky gut target the liver directly via the portal vein. The combination of peripheral and regional inflammation results in lipotoxicity and activation of resident innate immune cells in the liver results in the local inflammatory loop that causes hepatitis, hepatocyte ballooning and death, and fibrosis - the pathologic hallmarks of NASH. Based on preclinical data, LivNate appears to target, directly or indirectly, multiple elements of the inflammatory loops by decreasing adipocyte inflammation in peripheral and mesenteric fat, improving insulin resistance, decreasing the intestinal leak associated with intestinal inflammation, reducing hepatic lipotoxicity, liver inflammation, hepatocyte ballooning and fibrosis.

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

Our Integrated Discovery and Development Process. Our focus on reprogramming the patient’s immune system to better attack disease allows for synergies between the development and discovery process. A majority of our effort is focused on the development process that includes improving the manufacturing systems for INKmune and the DN-TNF platform (INB03/XPro1595/LivNate) and optimizing bioassays to be used during the clinical trials. These manufacturing and monitoring programs may produce discoveries that the company can capitalize on as product improvements or new products. INB03 has uses beyond treatment of resistance to immunotherapy in oncology, and XPro1595 has uses beyond the treatment of AD in the treatment of neurodegenerative and neuropsychiatric diseases. The DN-TNF platform may have therapeutic opportunities in other diseases including cardiovascular diseases including arrythmias, congestive heart failure, renal disease and metabolic diseases including nonalcoholic fatty liver disease (“NAFLD”) and other inflammatory diseases of the liver and gastrointestinal tract. Although the Company will focus on the immuno-oncology uses of INB03, the treatment of NASH with LivNate and the treatment of AD with XPro1595 in the near-term, the Company plans to expand the development into other indications as resources become available. All attempts will be made to fund new research and development with non-dilutive resources that come from grants or revenue from sales of the MSC products.

Since our inception in 2015, we have devoted substantially all of our resources to the discovery and development of our product candidates, including preparing for clinical trials, drug manufacturing and funding general and administrative support for these operations. To date, we have generated no revenue. We have incurred net losses in each year since our inception and, as of December 31, 2019, we had an accumulated deficit of $21,276,181. Our net losses were $7,678,313 and $12,440,023 for the years ended December 31, 2019 and 2018, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation.

We do not expect to generate revenue from product sales of INKmune or any products from the DN-TNF platform until we successfully complete development and obtain marketing approval for one or more of our product candidates. We do not expect that to happen for at least the next several years, if ever. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. Failure to receive additional funding could cause the Company to fail.

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

Components of Operating Results

Operating Expenses

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	clinical trial and regulatory-related costs;

●	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;

●	manufacturing and testing costs and related supplies and materials; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation

We typically use our employee, consultant and infrastructure resources across our development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or external consultant costs to specific product candidates or development programs.

We participate, through our wholly-owned subsidiary in Australia, in the Australian research and development tax incentive program, such that a percentage of our qualifying research and development expenditures are reimbursed by the Australian government, and such incentives are reflected as a reduction of research and development expense. The Australian research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured.

 We participate, through our wholly-owned subsidiary in the United Kingdom, in the research and development program provided by the United Kingdom tax relief program, such that a percentage of our qualifying research and development expenditures are reimbursed by the United Kingdom government, and such incentives are reflected as a reduction of research and development expense. The United Kingdom research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured.

Substantially all of our research and development expenses to date have been incurred in connection with our current and future product candidates. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development, including the conduct of our planned clinical trials and manufacturing drug to be used in those clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates.

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

●	per patient trial costs;

●	the number of sites included in the clinical trials;

●	the countries in which the clinical trials are conducted;

●	the length of time required to enroll eligible patients;

●	the number of patients that participate in the clinical trials;

●	the number of doses that patients receive;

●	the cost of comparative agents used in clinical trials;

●	the drop-out or discontinuation rates of patients;

●	potential additional safety monitoring or other studies requested by regulatory agencies;

●	the duration of patient follow-up;

●	the efficacy and safety profile of the product candidate; and

●	the cost of manufacturing, finishing, labeling and storage drug used in the clinical trial

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

General and Administrative Expenses

General and administrative expenses consist principally of payroll and personnel expenses, including stock-based compensation; professional fees for legal, consulting, accounting and tax services; overhead, including rent and utilities; and other general operating expenses not otherwise classified as research and development expenses.

Waiver of Common Stock Issuable

Waiver of common stock issuable consists of a reversal of stock-based compensation for a consultant that permanently waived the Company issuing 200,000 shares owed to the consultant which were expensed in a prior period.

Other income

Other income primarily consists of interest income on money market accounts.

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

In-Process Research and Development

The Company evaluates the carrying value of indefinite-lived intangible assets, which consists of in-process research and development (“IPR&D”), on an annual basis or more frequently when indicators of impairment exist. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value. Intangible assets with finite lives are tested for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If these facts and circumstances exist, the Company assesses for recovery by comparing the carrying values of the assets with their future undiscounted net cash flows. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected undiscounted cash flows.

IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period the assets are considered indefinite-lived, they are tested for impairment. If the related project is terminated or abandoned, the Company may have a full or partial impairment related to the IPR&D assets, calculated as the excess of their carrying value over fair value. The valuation process is very complex and requires significant input and judgment using internal and external sources with respect to the Company’s future revenue and expense growth rates, changes in working capital use, the selection of an appropriate discount rate, and other assumptions and estimates.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted to service providers. employees, and directors based on the estimated fair value of the award on the grant date. We calculate the estimated fair value of stock options on the date of grant using the Black-Scholes option-pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the market value of common stock on the grant date, the expected dividend yield, the expected term of the awards, the risk-free interest rates and the expected common stock price volatility over the term of the option awards.

We recognize the fair value of stock options on a straight-line basis over the period during which a service provider is required to provide services in exchange for the award (generally the vesting period). We account for forfeitures as they occur.

	2019	2018
Market value of common stock on grant date	$3.91	$7.71
Dividend yield	0%	0%
Expected term (in years)	6.0-10.0	5.75
Risk-free interest rate	1.71% – 1.76%	2.40% – 2.56%
Expected volatility	94%	262% – 267%

Market value of common stock on grant date. During 2019, the market value on the grant date was the closing stock price on the date of grant. During 2018, we determined the fair value of the common stock on grant date based upon a third-party valuation as we were a private company.

Dividend Yield. The expected dividend is zero as we have never declared dividends and have no current plans to do so in the foreseeable future.

Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding.

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock option’s expected term.

Expected Volatility. We estimate the expected volatility from the average historical stock volatilities of a few unrelated public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants. We intend to continue to consistently apply this process using the same or similar companies to estimate the expected volatility until sufficient historical information regarding the volatility of the share price of our common stock becomes available.

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

Initial Public Offering

During the year ended December 31, 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross proceeds of $8,166,560 (net proceeds of $7,251,142).

Results of Operations

Comparison of the Years Ended December 31, 2019 and December 31, 2018

	Year Ended
	December 31, 2019	December 31, 2018	Change

General and Administrative	$6,016,056	$9,085,100	$(3,069,044)
Research and Development	3,281,945	3,354,923	(72,978)
Waiver of common stock issuable	(1,542,000)	-	(1,542,000)
Other Income	77,688	-	77,688
Net loss	$(7,678,313)	$(12,440,023)	$(4,761,710)

General and Administrative

General and administrative expenses were $6,016,056 for the year ended December 31, 2019, compared to $9,085,100 for the year ended December 31, 2018. The decrease was primarily attributable to lower stock-compensation ($5.5 million lower in 2019), partially offset by higher costs associated with being a public company ($1.7 million higher in 2019) and higher salaries ($0.3 million higher in 2019).

Research and Development

Research and development expenses decreased to $3,281,945 for the year ended December 31, 2019 from $3,354,923 for the year ended December 31, 2018. During the year ending December 31, 2019, the Company recorded $0.9 million of contra research and development expenses related to a grant received from the Alzheimer’s Association. During the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation of $1.8 million and $2.1 million, respectively, within research and development expenses. Excluding stock-based compensation and the grant, research and development expense was higher in 2019, compared to 2018 as a result of the Company continuing to advance its drug platform.

Other Income

During 2019, the Company earned $77,688 of interest on money market investments and recorded the interest within other income.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $7,678,313 and $12,440,023 for the years ended December 31, 2019 and 2018, respectively. Net cash used in operating activities was $5,384,656 and $2,058,994 for the years ended December 31, 2019 and 2018, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of December 31, 2019, we had cash and cash equivalents of $7.0 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

As a publicly traded company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and The Nasdaq Stock Market, require public companies to implement specified corporate governance practices that were inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

As of December 31, 2019, the Company had an accumulated deficit of $21,276,181 and working capital of $7,064,399. Losses have principally occurred as a result of stock-based compensation expense as well as the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of revenues until such time as the Company’s products are commercialized. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months from the issuance date of these financial statements. Furthermore, our independent auditors, in their report on our audited financial statements for the year ended December 31, 2019 expressed substantial doubt about the Company’s ability to continue as a going concern. Management plans to pursue additional funding through the issuance of common stock for cash and by implementing its strategic plan to allow the opportunity for the Company to continue as a going concern, however there cannot be any assurance that we will be successful in doing so. We estimate our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the third quarter of 2020.

Initial Public Offering

During the year ended December 31, 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross proceeds of $8,166,560 (net proceeds of $7,251,142).

April and May sale of common stock

During April and May 2019, the Company sold 522,212 shares of its common stock to certain investors for cash proceeds of $4,727,879, of which the Company’s CEO purchased 11,100 shares for $119,325 of cash and the Company’s CFO purchased 5,000 shares for $53,550 of cash.

The Lincoln Park Transaction

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(5,384,656)	$(2,058,994)
Net cash provided by financing activities	12,209,021	900,000
Impact on cash from foreign currency translation	(15,044)	(25,513)

Net increase (decrease) in cash and cash equivalents	$6,809,321	$(1,184,507)

Net Cash Used in Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used $5.4 million of cash for the year ended December 31, 2019, primarily resulting from our net loss of $7.7 million, a net cash outflow of $0.3 million for changes in our net operating assets and liabilities, offset by non-cash stock-based compensation charges of $4.1 million, partially offset by a waiver of common stock issuable of $1.5 million. The change in our net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities of $0.2 million and a $0.1 million increase in prepaid expenses.

Operating activities used $2.1 million of cash for the year ended December 31, 2018, primarily resulting from our net loss of $12.4 million, partially offset by non-cash stock-based compensation charges of $10.0 million.

Net Cash Provided by Financing Activities

During the year ended December 31, 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross cash proceeds of $8.2 million (net cash proceeds of $7.3 million).

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

INmune Bio, Inc.

La Jolla, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of INmune Bio, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company's auditor since 2017.

Houston, Texas

March 10, 2020

INMUNE BIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash	$6,995,525	$186,204
Research and development tax credit receivable	568,139	592,215
Other tax receivable	77,225	37,382
Joint development cost receivable	-	17,989
Prepaid expenses	97,623	15,552
Prepaid expenses – related party	26,266	-

TOTAL CURRENT ASSETS	7,764,778	849,342

Operating lease – right of use asset – related party	191,543	-
Acquired in-process research and development intangible assets	16,514,000	16,514,000

TOTAL ASSETS	$24,470,321	$17,363,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$401,989	$553,221
Accounts payable and accrued liabilities – related parties	290,102	270,545
Operating lease, current liability – related party	8,288	-
TOTAL CURRENT LIABILITIES	700,379	823,766

Long-term operating lease liability – related party	160,164	-
TOTAL LIABILITIES	860,543	823,766

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 10,770,948 and 8,719,441 shares issued and outstanding, respectively	10,771	8,719
Additional paid-in capital	44,833,703	25,446,196
Common stock issuable	50,000	4,676,000
Accumulated other comprehensive income (loss)	(8,515)	6,529
Accumulated deficit	(21,276,181)	(13,597,868)
TOTAL STOCKHOLDERS' EQUITY	23,609,778	16,539,576

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,470,321	$17,363,342

See accompanying notes to these consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	6,016,056	9,085,100
Research and development	3,281,945	3,354,923
Gain on waiver of common stock issuable	(1,542,000)	-
Total operating expenses	7,756,001	12,440,023

LOSS FROM OPERATIONS	(7,756,001)	(12,440,023)

OTHER INCOME
Interest income	77,688	-
Total other income	77,688	-

NET LOSS	$(7,678,313)	$(12,440,023)

Net loss per common share – basic and diluted	$(0.75)	$(1.43)

Weighted average number of common shares outstanding – basic and diluted	10,272,641	8,676,701

COMPREHENSIVE LOSS
Net loss	$(7,678,313)	$(12,440,023)
Other comprehensive loss – loss on foreign currency translation	(15,044)	(25,513)
Total comprehensive loss	$(7,693,357)	$(12,465,536)

See accompanying notes to these consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

					Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Income (loss)	Deficit	Equity
Balance as of January 1, 2018	8,319,441	$8,319	$19,171,237	$50,000	$32,042	$(1,157,845)	$18,103,753
Issuance of common stock for cash	400,000	400	899,600	-	-	-	900,000
Common stock issuable for services	-	-	-	4,626,000	-	-	4,626,000
Stock-based compensation	-	-	5,375,359	-	-	-	5,375,359
Loss on foreign currency translation	-	-	-	-	(25,513)	-	(25,513)
Net loss	-	-	-	-	-	(12,440,023)	(12,440,023)
Balance as of December 31, 2018	8,719,441	8,719	25,446,196	4,676,000	6,529	(13,597,868)	16,539,576
Issuance of common stock and warrants for cash, net	1,643,032	1,643	12,207,378	-	-	-	12,209,021
Issuance of common stock issuable	400,000	400	3,083,600	(3,084,000)	-	-	-
Waiver of common stock issuable	-	-	-	(1,542,000)	-	-	(1,542,000)
Stock-based compensation	8,475	9	4,096,529	-	-	-	4,096,538
Loss on foreign currency translation	-	-	-	-	(15,044)	-	(15,044)
Net loss	-	-	-	-	-	(7,678,313)	(7,678,313)
Balance as of December 31, 2019	10,770,948	$10,771	$44,833,703	$50,000	$(8,515)	$(21,276,181)	$23,609,778

See accompanying notes to these consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,678,313)	$(12,440,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,096,538	10,001,359
Gain on waiver of common stock issuable	(1,542,000)	-
Changes in operating assets and liabilities:
Research and development tax credit receivable	24,076	(485,349)
Other tax receivable	(39,843)	74,236
Joint development cost receivable	17,989	91,135
Prepaid expenses	(82,071)	27,095
Prepaid expenses – related party	(26,266)	158,504
Accounts payable and accrued liabilities	(151,232)	426,964
Accounts payable and accrued liabilities – related parties	19,557	87,085
Operating lease liability – related party	(23,091)	-
Net cash used in operating activities	(5,384,656)	(2,058,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	12,209,021	900,000
Net cash provided by financing activities	12,209,021	900,000

Impact on cash from foreign currency translation	(15,044)	(25,513)

NET INCREASE (DECREASE) IN CASH	6,809,321	(1,184,507)

CASH AT BEGINNING OF YEAR	186,204	1,370,711

CASH AT END OF YEAR	$6,995,525	$186,204

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants to placement agents	$247,452	$-
Issuance of common stock issuable	$3,084,000	$-

See accompanying notes to these consolidated financial statements.

INMUNE BIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business Overview

INmune Bio, Inc. (“INmune Bio”) was organized in the State of Nevada on September 25, 2015, and is an early stage specialty pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune Bio’s focus is on the innate immune system that include natural killer cells (“NK cells”), hepatic stellate cells of the liver (HSC cells), myeloid derived suppressor cells (“MDSC cells”), microglial cells and dendritic cells (“DC cells”), to offer unique therapeutic opportunities. INmune Bio plans to develop their four existing drug platforms: INKmune (“INKmune”) which primes NK cells, INB03 (“INB03”) which down regulates MDSC cells, LivNate, which targets soluble TNF – a key cytokine driving pathologic chronic inflammation, and XPro1595 that targets microglial cell activation in the brain – a cause of neuroinflammation.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles (“US GAAP”) in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements herein have been prepared in accordance with US GAAP and include the accounts of INmune Bio, its wholly-owned UK subsidiary, and its wholly-owned Australia subsidiary (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated.

NOTE 2 – GOING CONCERN

As of December 31, 2019, the Company had an accumulated deficit of $21,276,181 and experienced losses since its inception. Losses have principally occurred as a result of non-cash stock-based compensation expense and the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the issuance date of these financial statements. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to seek additional funding through the issuance of common stock for cash and by implementing its strategic plan to develop its pharmaceutical products and allow the opportunity for the Company to continue as a going concern, however there cannot be any assurance that we will be successful in doing so.

The Company raised net proceeds of approximately $12.2 million from sales of its common stock during the year ended December 31, 2019, and received $0.9 million in grants during 2019, which the Company estimates should meet its planned operating requirements into the third quarter of 2020. The Company plans to seek to raise additional capital to meet its future operating requirements until such time as it develops a recurring source of revenues, which is not expected for several years. The amount and timing of these capital raises is subject to general market conditions. There cannot be any assurance that the Company will be able to complete these capital raises.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparing financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

From time to time, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. As of December 31, 2019, the Company had cash of approximately $6.5 million that was in excess of the federally insured limit. The Company maintains its cash deposits with major financial institutions.

Receivables

Receivables currently consist of R&D tax credit receivable, value added tax (“VAT”) receivable, and a Goods and Services tax (“GST”) receivable. The R&D tax credit receivable is recorded when R&D is incurred. At that time, the Company records a receivable for the amount of the credit it expects to receive based on the expenses incurred. VAT receivables and GST receivables are recorded when the Company receives an invoice with VAT or GST. The collectability of these receivables are evaluated periodically based on the actual R&D credit returns submitted, the VAT returns submitted, and the GST returns submitted. As of December 31, 2019 and 2018, there were no trade receivables.

Intangible Assets

The Company capitalizes costs incurred in connection with in-process research and development purchased from others if the asset has alternative uses and such uses are not restricted under applicable license agreements; patent applications (principally legal fees), patent purchases, and trademarks related to its cell line as intangible assets. Acquired in-process research and development costs that do not have alternative uses are expensed as incurred. Amortization is initiated for acquired in-process research and development intangible assets when their useful lives have been determined. These acquired in-process research and development intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment. No impairments of intangible assets were recognized during the years ended December 31, 2019 and 2018.

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

At December 31, 2019, the Company had 3,417,000 potentially issuable shares of common stock upon the exercise of stock options and 1,660,874 potentially issuable shares of common stock upon the exercise of warrants.

At December 31, 2018, the Company had 1,632,000 potentially issuable shares of common stock upon the exercise of stock options and 1,255,667 potentially issuable shares of common stock upon the exercise of warrants.

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

Research and Development

Research and development (“R&D”) costs are expensed as incurred. Research and development credits are recorded by the Company as a reduction of research and development costs. Major components of research and development costs include cash compensation, stock-based compensation, costs of preclinical studies, clinical trials and related clinical manufacturing, costs of drug development, costs of materials and supplies, facilities cost, overhead costs, regulatory and compliance costs, and fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf.

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

Foreign Currency Translation

The Company’s financial statements are presented in the U.S. dollar (“$”), which is the Company’s reporting currency, while its functional currencies are the U.S. Dollar for its U.S. based operations, British Pound (“GBP”) for its United Kingdom-based operations and Australian Dollars (“AUD”) for its Australian-based operations. All assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss).

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Recently Adopted Accounting Pronouncements

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

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax credit requests annually for research and development expenses incurred, and recorded a related receivable in the amount of $395,850 and $370,900 as of December 31, 2019 and December 31, 2018, respectively. During the years ended December 31, 2019 and 2018, the Company received $443,929 and $0 of R&D tax credit reimbursements, respectively from the UK.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At December 31, 2019 and 2018, the Company recorded a research and development tax credit receivable of $172,289 and $221,761, respectively, for R&D expenses incurred in Australia. During the years ended December 31, 2019 and 2018, the Company received $410,857 and $0 of R&D tax credit reimbursements, respectively from Australia.

The Company is eligible to recover all VAT for all R&D expenses paid. The Company’s UK subsidiary recorded other tax receivable of $42,046 and $6,282 for VAT as of December 31, 2019 and December 31, 2018, respectively. During the years ended December 31, 2019 and 2018, the Company received $214,388 and $187,728 of VAT reimbursements, respectively.

The Company is eligible to recover all GST for all R&D expenses paid. The Company’s Australian subsidiary recorded other tax receivable of $35,179 and $26,127 for GST as of December 31, 2019 and December 31, 2018, respectively. During the years ended December 31, 2019 and 2018, the Company received $61,794 and $0 of GST reimbursements, respectively.

Xencor, Inc. License Agreement

On October 3, 2017, the Company entered into a license agreement (“Xencor License Agreement”) with Xencor, Inc. (“Xencor”), which has discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor. Pursuant to the license agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials (as defined in the license agreement) to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein known as “XPro1595” that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation (“Licensed Products”). The Company believes the protein has numerous medical applications. Such additional alternative applications of the technology are available under the license agreement. In connection with the license agreement, the Company paid Xencor a one-time non-creditable and non-refundable fee of $100,000 and issued Xencor 1,585,000 shares of the Company’s common stock with a fair value of $12,221,000. In addition, the Company issued Xencor fully vested warrants with a fair value of $4,193,000 to purchase an additional number of shares of common stock equal to 10% of the fully diluted company shares immediately following such purchase. The warrants have an exercise price based on a valuation of the Company at $100,000,000 and expire on October 3, 2023. The aggregate purchase price for the full exercise of the option is $10,000,000 which purchase price shall be pro-rated for any partial exercise of the Warrant. In August 2018, the Company entered into a First Amendment to Stock Issuance Agreement. Pursuant to the amendment, the purchase price for the additional shares may only be paid by cash.

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

Novamune Joint Development Agreement

On September 3, 2016, the Company entered into a joint development agreement with Novamune, Inc. (“Novamune”) (the “Development Agreement”). Novamune is owned by a significant shareholder of the Company. Novamune had previously developed and licensed technology relating to ex-vivo activation of NK cells for the treatment of cancer and other diseases. The parties agreed to exclusively collaborate on the further development of technologies related to NK cells for therapeutic applications. The Company and Novamune agreed to share equally in the costs related to such joint development projects and agreed to jointly own any intellectual property developed by the joint projects, provided that Novamune shall have an exclusive royalty free license to use any such intellectual property relating to ex-vivo applications and the Company shall have an exclusive royalty free license to use any such intellectual property relating to in-vivo applications. The Company completed its part of the Novamune Agreement and does not currently expect to receive any future reimbursements from Novamune. As of December 31, 2019 and December 31, 2018, the Company had a joint development receivable outstanding related to Novamune’s portion of R&D costs incurred of $0 and $17,989, respectively.

INKmune License Agreement

On October 29, 2015, the Company entered into an exclusive license agreement with Immune Ventures, LLC (“Immune Ventures”), owner of all of the rights related to our principal patent (the “INKmune License Agreement”). Pursuant to the INKmune License Agreement, the Company was granted exclusive worldwide rights to the patents, including rights to incorporate any improvements or additions to the patents that may be developed in the future. In consideration for the patent rights, the Company agreed to the following milestone payments (of which none have been met as of December 31, 2019):

Each Phase I initiation	$25,000
Each Phase II initiation	$250,000
Each Phase III initiation	$350,000
Each NDA/EMA filing	$1,000,000
Each NDA/EMA awarded	$9,000,000

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer. As of December 31, 2019 and December 31, 2018, no sales had occurred under this license.

The term of the agreement began on October 29, 2015 and, if not terminated sooner pursuant to the agreement, ends on a country by country basis on the date of the expiration of the last to expire patent rights where patent rights exists. Upon the termination of the agreement we shall have a fully paid up, perpetual, royalty-free license without further obligation to Immune Ventures. The agreement can be terminated by Immune Ventures if, after 60 days from the Company’s receipt of notice that the Company has not made a payment under the agreement, and the Company still does not make this payment. On July 20, 2018, the parties amended the agreement under which the Company is required achieve the following milestones:

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

Annual maintenance fees under the PITT Agreement include: $5,000 due June 26 of each year 2020-2022; $10,000 due on June 26 of each year 2023-2024; and $25,000 due on June 26 of each year 2025 and annually thereafter until first commercial sale.

June 26 of each year 2020-2022	$5,000
June 26 of each year 2023-2024	$10,000
June 26 of each year 2025 until first commercial sale	$25,000

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

The Company made a $50,000 milestone payment in March 2019 pursuant to the PITT Agreement as a result of a Phase I initiation. The PITT Agreement expires upon the earlier of: (i) expiration of the last claim of the Patent Rights forming the subject matter of the PITT Agreement; or (ii) the date that is 20 years from the effective date of the agreement (June 26, 2037).

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

University College London License Agreement – MSC

On July 19, 2019, the Company entered into license agreement with UCL Business PLC (“UCLB”) with a ten (10) year term. Pursuant to the license agreement, the Company acquired an exclusive license (and a right to sub-license) to the technology and know-how relating to an isolation and commercial scale expansion methodology of GMP grade human umbilical cord mesenchymal stem/stromal cells (“MSC”).

In exchange for the license agreement, the Company paid UCLB an initial license fee of approximately $10,000 and shall pay annual licensing fees of approximately $13,000 per year for the remaining term of the agreement beginning in July 2020. The Company will pay UCLB a royalty of 3-3.5%% of the net sales value (as defined in the agreement) of all licensed products sold or used by the Company. In the event the Company sub-licenses the technology and know-how, the Company will pay UCLB a royalty of twelve (12) percent of consideration (cash or non-cash) received by the Company in relation to the development or sub-licensing of any of the technology and know-how.

NOTE 5 – LEASE

In May 2019, the Company signed a sublease agreement with a related party for office space in La Jolla, California, which serves as the new headquarters of the Company. The lease has a 61-month term, which corresponds to the lease term of the lessor. The lessor is CTI Clinical Trial & Consulting Services (“CTI”). CTI is majority-owned by a member of the Company’s Board of Directors. The lessor may extend its lease for an additional 5 years, and, if it does, the Company may also extend its sublease for 5 years. The Company did not include the option to extend in the calculation of the lease liabilities as such extension is not reasonably certain to occur. Variable lease costs for the Company’s lease consists of operating expenses for the spaces. Below is a summary of the Company’s right-of-use assets and liabilities as of December 31, 2019:

Right-of-use asset – related party	$191,543

Operating lease, current liability – related party	$8,288
Long-term operating lease liability – related party	160,164
Total lease liability	$168,452

Weighted-average remaining lease term	4.5 years

Weighted-average discount rate	10.00%

During the year ended December 31, 2019, the Company recognized $33,204 in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

UCL

At December 31, 2019 and 2018, the Company owed UCL Consultants Limited (“UCL”) $9,379 and $9,020, respectively, in connection with medical research performed on behalf of the Company. During the years ending December 31, 2019 and 2018, the Company paid UCL $349,071 and $238,100, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

CTI

At December 31, 2019 and 2018, the Company owed CTI $280,723 and $261,525, respectively, for medical research performed on behalf of the Company. During the years ending December 31, 2019 and 2018, the Company paid CTI $1,071,126 and $448,282, respectively, for medical research performed on behalf of the Company. In addition, during May 2019, the Company entered into a sublease agreement with CTI for office space. During the year ended December 31, 2019, the Company paid CTI $49,305 pursuant to its sublease agreement with CTI. See Note 5.

Advent Bioservices

At December, 31, 2019 and 2018, the Company owed Advent Bioservices, Ltd. (“Advent Bioservices”) $0 and $0, respectively, in connection with medical research performed on behalf of the Company. During the years ending December, 2019 and 2018, the Company paid Advent Bioservices $0 and $298,230, respectively, for medical research performed on behalf of the Company. Advent Bioservices is owned by a significant shareholder of the Company.

NOTE 7 – STOCKHOLDERS’ EQUITY

Initial Public Offering

During February 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross proceeds of $8,166,560 (net proceeds of $7,251,142).

Lincoln Park Transaction

On May 15, 2019, the Company entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $20.0 million of the Company’s common stock (subject to certain limitations) from time to time over the 24-month term of the agreement. The Company also entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed with the SEC the registration statement to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to Lincoln Park under the Purchase Agreement. The registration statement was effective as of July 2, 2019.

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

Common Stock for Services

Strategic consulting and corporate development

During November 2019, the Company issued 8,475 shares of common stock to a third party in exchange for strategic consulting and corporate development services pursuant to the Company’s 2019 Equity Incentive Plan. The grant date fair value of these shares was $47,205.

Pacific Seaboard Consulting Agreement

On May 16, 2018, the Company entered into a consulting agreement with Pacific Seaboard Investments Ltd. (“Pacific Seaboard”) for corporate governance, compliance services regarding the filing of a listing application and assist with activities related to its initial public offering. The term of the consulting agreement is from April 24, 2018 to May 1, 2021. In consideration of the consultant’s services, the Company agreed to issue 600,000 shares of its restricted common stock, of which 200,000 shares were to be issued on May 16, 2018, 200,000 shares shall be locked up for six months after the effective date of the Company’s registration statement and 200,000 shares shall be locked up for 10 months after the date of the Company’s offering. Pursuant to this agreement, the Company recorded $4,626,000 as common stock issuable as of December 31, 2018 for the 600,000 shares of common stock to be issued. During June 2019, the Company issued 400,000 shares of its common stock to Pacific Seaboard, whereby the Company was initially required to issue 600,000 shares to Pacific Seaboard, but subsequently received a waiver from Pacific Seaboard during April 2019 permanently waiving the last 200,000 shares owed. The Company recorded a waiver of common stock issuable of $1,542,000 during the year ended December 31, 2019 pursuant to the waiver agreement.

Settlement

In November 2016, the Company entered into a settlement agreement whereby the Company agreed to issue 33,335 shares of the Company’s common stock to an individual to settle a claim in full. The Company assessed the value of the common stock owed form the most readily determinable value of the shares of the Company’s common stock issuable as a part of this settlement. These shares have not been issued and are subject to a restriction on transfer for a period of two years from the date the Company completes an initial public offering or otherwise becomes a public company after which the Company will deliver the shares to the individual. The obligation was recorded as common stock issuable of $50,000 as of December 31, 2019 and 2018, respectively, pending delivery of the shares to the individual after the restriction period expires.

Stock options

In September 2019, upon obtaining stockholder approval, the Company implemented the 2019 Stock Incentive Plan (2019 Stock Plan). The 2019 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based compensation awards to employees, officers, directors and consultants of the Company. The administration of the 2019 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant. As of December 31, 2019, the Company had options outstanding to purchase 1,785,000 shares of its common stock, pursuant to the 2019 Stock Plan. The stock options issued pursuant to the 2019 Stock Plan have an aggregated fair value of $5,500,616 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.71%-1.76% based on the applicable US Treasury bill rates (2) expected life of 6.0 – 10.0 years, (3) expected volatility of approximately 94% based on the trading history of similar companies, and (4) zero expected dividends.

The following table summarizes stock option activity during the year ended December 31, 2019:

	Number of Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	-	$-	-	-
Options granted	1,632,000	$7.80	-	-
Options exercised	-	$-	-	-
Options cancelled	-	$-	-	-
Outstanding at January 1, 2019	1,632,000	$7.80	9.07	-
Options granted	1,785,000	$3.91	-	-
Options exercised	-	$-	-	-
Options cancelled	-	$-	-	-
Outstanding at December 31, 2019	3,417,000	$5.77	9.03	$3,373,650
Exercisable at December 31, 2019	1,494,993	$7.69	8.10	$81,257

During the years ended December 31, 2019 and 2018, the Company recognized stock-based compensation expense of $4,049,333 and $5,375,359, respectively, related to stock options. As of December 31, 2019, there was $6,492,888 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.66 years. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the year ended December 31, 2019 and 2018 was $3.07 and $6.37, respectively.

Warrants

In connection with the Company’s initial public offering in February 2019, the Company issued warrants to the placement agents to purchase 40,982 shares of the Company’s common stock at an exercise price of $9.60 per common share, which warrants are exercisable until December 19, 2023. The fair value of these warrants was valued at $247,452 based on the Black-Scholes Option Pricing Model and accounted for as an offering cost in equity. The assumptions used for these warrants consist of an exercise price of $9.60 per share, expected dividends of 0%, expected volatility of 106.85% based on a trading history of similar companies, a risk-free rate of 2.51% based on the applicable US Treasury bill rates and an expected life of 4.9 years. These warrants had no intrinsic value as of December 31, 2019.

In October 2017, in connection with the Xencor License Agreement, the Company issued fully vested warrants to purchase an additional number of shares of common stock equal to 10% of the fully diluted Company shares immediately following such purchase. See Note 4. These warrants had no intrinsic value as of December 31, 2019.

On June 30, 2017, the Company issued fully vested warrants to purchase 31,667 shares of the Company’s common stock to a third party in conjunction with the common stock sold for cash. The warrants have a $1.50 exercise price and expire on June 30, 2020. These warrants had an intrinsic value of $136,168 as of December 31, 2019.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2019 and 2018 respectively:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Research and development	$1,751,311	$2,131,539
General and administrative	2,345,227	7,869,820
Total	$4,096,538	$10,001,359

NOTE 8 – INCOME TAXES

The provision for income taxes consists of the following components:

	December 31, 2019	December 31, 2018
Current expense (benefit)	$-	$-
Federal	-	-
Foreign	-	-
Current income tax expense	-	-

Deferred expense (benefit)	-	-
Federal	-	-
Foreign	-	-
Deferred income tax	-	-
Net deferred taxes	$-	$-

A reconciliation of income tax benefit computed using the federal statutory income tax rate to the Company’s tax expense is as follows:

	December 31, 2019	December 31, 2018
Federal tax benefit at statutory rate (21%)	$(1,612,444)	$(2,612,404)
Stock-based compensation	804,457	1,546,922
State income tax benefit, net of federal tax effect	(159,154)	(418,095)
Foreign tax differential	(22,993)	(4,019)
Research credits	353,561	-
Other	4,622	-
Forgiveness of stock payable	323,820	-
Return to provision adjustment	67,005	-
Change in valuation allowance	241,126	1,487,596
Income tax benefit	$-	$-

The principal components of deferred tax assets and liabilities consist of the following at December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018
Deferred tax assets
Stock-based compensation	$214,970	$971,460
Federal NOL carryforwards	1,314,314	355,568
Foreign NOL carryforwards	378,875	340,005
Total deferred tax assets	1,908,159	1,667,033
Less valuation allowance	(1,908,159)	(1,667,033)
Net deferred tax assets	$-	$-

At December 31, 2019, the Company had a federal net operating loss carryforward of approximately $6.3 million. The net operating loss carryforwards for 2017 will begin to expire in the year ending December 31, 2037. The net operating loss carryforwards starting in 2018 have no expiration. The change in the valuation allowance was $241,126 during the year ended December 31, 2019.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2019, and 2018, the Company has no significant uncertain tax positions. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

NOTE 9 – SUBSEQUENT EVENTS

During January 2020, the Company purchased 220,000 shares of its common stock from a shareholder pursuant to a repurchase agreement. The purchase price was $4.60 per share, resulting in a total purchase price of $1,012,000. The Company then cancelled these shares.

During January 2020, the Company sold 196,000 shares of common stock to Lincoln Park for total cash proceeds of $1,002,684.

During February 2020, the Company was awarded a $500,000 grant from The Amyotrophic Lateral Sclerosis (ALS) Association to Fund studies of the use of XPro1595 against ALS. The ALS Association paid $300,000 of the grant in February 2020, and the Company expects to receive $100,000 in February 2021 and the remaining $100,000 in August 2021, subject to the Company providing the ALS Association certain research progress reports and expenditure reports pursuant to the grant award.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the small size of the Company and limited segregation of duties, our disclosure controls and procedures were not effective as of December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act.

Management’s Report on Internal Control Over Financial Reporting

Our CEO and our CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal controls over financial reporting were, and continue to be ineffective, as of December 31, 2019 due to material weaknesses in our internal controls due to the limited segregation of duties.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 1305) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In light of the material weakness described above, the Company intends to devote additional resources to the accounting and finance department as soon as it becomes practical. We believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

MANAGEMENT

The following table sets forth our executive officers and directors, their ages and position(s) with the Company.

Name	Age	Position

Raymond J. Tesi, MD	64	President and CEO, and Director

David J. Moss	49	Chief Financial Officer, Treasurer and Secretary

Mark Lowdell, PhD	57	Chief Scientific Officer

J. Kelly Ganjei	47	Director

Tim Schroeder	62	Director

David Szymkowski, PhD	57	Director

Scott Juda, JD	49	Director

Edgardo Baccharini	60	Director

Marcia Allen	69	Director

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

Edgardo (Ed) Baracchini, has been one of the Company’s directors since August 2019. He is also current a member of the board of directors of 4D Pharma PLC. Prior to providing biotech consulting services since September 2018, Ed was chief business officer of Xencor, Inc., biopharmaceutical company focused on autominnue diseases, asthma and cancer, from 2010 to 2018. From 2002 to 2009, Ed was associated with Metabasis Therapeutics, initially as vice president of business development, and later as SVP of business development. Ed holds over 25 years of experience in structuring and negotiating research and development partnerships, mergers and acquisitions, and licensing agreements. He has personally, negotiated more than 80 business transactions with multinational and Asian pharmaceutical firms, biotechnology companies, and prominent universities, leading to transactions valued in excess of $5.3 billion. Significant experience in alliance management, strategic planning, and IR/PR. Additionally, have been a key member of executive teams that have raised over $850 million in private and public financing, and that have successfully completed two IPOs. Ed received his MBA from the University of California, Irvine, his PhD in molecular and cell biology from the University of Texas at Dallas, and his B.S. in microbiology from the University of Notre Dame.

Marcia Allen has been one of the Company’s directors since November 2019. She is the CEO and founder of Allen & Associates. For the past twenty years she has been devoted to venture capital and corporate finance representing both investors and companies, primarily in the small to mid-cap arena. Her focus has been on building asset value through acquisition and internal growth funded by institutional investment groups. In this capacity, Ms. Allen was a Managing Director of Elite Capital, Inc., a Southern California Venture Capital Firm. She has also served as principal at Allen/Brenner, Inc., an Orange County based money and cash management firm. Ms. Allen was responsible for building its portfolio under management to approximately $1.0 billion at which time she divested the client base to a major Wall Street investment banking firm. During these years Ms. Allen was a founder and served as CFO and Director of The Movie Group, (“AMX”) the originating company which is today Lionsgate Entertainment (NYSE). She has more than 25 years with mergers and acquisitions, corporate finance and CFO and CEO experience. Ms. Allen was a Chief Financial Officer and Corporate Development Officer for W.R. Grace & Co. (NYSE) and was part of the founding group of Ruby Tuesday, Inc., (“NYSE”) a national restaurant chain. She relocated to join Taco Bell, Inc. as the Company's Chief Financial Officer where she structured and facilitated the acquisition of Taco Bell, Inc. by PepsiCo, Inc. Her expertise in the corporate world comes from both the operational sector and investment arena, which gives her unique insight and advantage.   Ms. Allen received a Bachelors, Finance and Accounting from Haslam College of Business at the University of Tennessee in finance and accounting. She has been a speaker for Strategic Research Institute, Inc. magazine, the National Restaurant Association, the California Restaurant Association, the American Institute of Certified Public Accountants and the Los Angeles Venture Association (LAVA). She is active in numerous civic and political organizations and sits on the Board of Directors of several public and private companies and philanthropic organizations. She currently serves as the chairperson of the Audit Committee and as an independent director of Ark Restaurants Corp. (NASDAQ), an owner and operator of 20 restaurants and bars, 21 fast food concepts, and catering operations primarily in New York City; Florida; Washington, DC; and Las Vegas, NV.

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

Code of Ethics

We have a Code of Ethics that applies to our principal executive officers and principal financial officer, principal accounting officer or controller, or persons performing similar functions and also to other employees. Our Code of Ethics can be found on our website at www.inmunebio.com.

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

Audit Committee

The Audit Committee, among other things, is responsible for:

●	Appointing, approving the compensation of, overseeing the work of, and assessing the independence, qualifications, and performance of the independent auditor;

●	reviewing the internal audit function, including its independence, plans, and budget;

●	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;

●	reviewing our internal controls with the independent auditor, the internal auditor, and management;

●	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;

●	overseeing our financial compliance system; and

●	overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

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

Compensation Committee

The Compensation Committee is responsible for establishing and administering our executive compensation policies. The role of the Compensation Committee is to (i) formulate, evaluate and approve compensation of the Company’s directors, executive officers and key employees, (ii) oversee all compensation programs involving the use of the Company’s stock, and (iii) produce, if required under the securities laws, a report on executive compensation for inclusion in the Company’s proxy statement for its annual meeting of shareholders. The duties and responsibilities of the Compensation Committee under its charter include:

●	Annually reviewing and setting compensation of executive officers;

●	Periodically reviewing and making recommendations to the Board with respect to compensation of non-employee directors;

●	Reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and setting the Chief Executive Officer’s compensation levels based on this evaluation;

●	Reviewing competitive practices and trends to determine the adequacy of the executive compensation program;

●	Approving and overseeing incentive compensation and equity-based plans for executive officers that are subject to Board approval;

●	Making recommendations to the Board as to the Company’s compensation philosophy and overseeing the development and implementation of compensation programs;

●	Periodically reviewing and making recommendations to the Board with respect to compensation of non-employee directors; and

●	Reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and setting the Chief Executive Officer’s compensation levels based on this evaluation.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things, is responsible for:

●	reviewing and assessing the development of the executive officers, and considering and making recommendations to the Board regarding promotion and succession issues;

●	evaluating and reporting to the Board on the performance and effectiveness of the directors, committees, and the Board as a whole;

●	working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise, and experience, including diversity considerations, for the full Board and each committee;

●	annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;

●	reviewing, evaluating, and recommending changes to the Company’s Corporate Governance Policies and Committee Charters;

●	recommending to the Board individuals to be elected to fill vacancies and newly created directorships;

●	overseeing the Company’s compliance program, including the Code of Conduct; and

●	overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists of Tim Schroeder, Scott Juda and Kelly Ganjei. Kelly Ganjei is the chairman of the Nominating and Corporate Governance Committee.

Board of Director Meetings and Attendance

Our Board of Directors met in person and telephonically 4 times during 2019 and also approved Board resolutions or acted by unanimous written consent 5 times. Each of the then-members of our Board of Directors was present at 75% or more of the Board of Directors meetings held in 2019.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, a Form 3 was filed late by Raymond Tesi, David Moss, Mark Lowdell, Tim Schroeder, J Kelly Ganjei, David Szymkowski, Scott Juda and Xencor, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for our fiscal years ended December 31, 2019 and 2018 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2019 and 2018. In this Annual Report, we refer to such officers as our “Named Executive Officers.”

Summary Compensation Table

				Option and Stock		All Other
		Salary	Bonus	Awards		Compensation
Name and Principal Position	Year	($)	($)	($) (1) (2)		($)	Total ($)
Raymond J. Tesi	2019	247,500	-	895,159	(3)	-	1,142,659
CEO/President/CMO	2018	120,000	-	2,557,847	(4)	-	2,677,847
David J. Moss	2019	247,500	-	895,159	(5)	-	1,142,659
CFO	2018	120,000	-	2,557,847	(6)	-	2,677,847
Mark Lowdell,	2019	-	-	614,521	(7)	142,810	757,331
CSO	2018	-	-	2,557,847	(8)	72,000	2,629,847

(1)	The amounts shown in the “Option and Stock Awards” column represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during 2019 and 2018. ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.

(2)	The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 7 to Consolidated Financial Statements.

(3)	On November 25, 2019 Mr. Tesi received a grant of an option to purchase up to 300,000 shares of Common Stock at an exercise price of $3.91 per share.

(4)	On January 1, 2018 Mr. Tesi received a grant of an option to purchase up to 400,000 shares of Common Stock at an exercise price of $7.80 per share.

(5)	On November 25, 2019 Mr. Moss received a grant of an option to purchase up to 300,000 shares of Common Stock at an exercise price of $3.91 per share.

(6)	On January 1, 2018 Mr. Moss received a grant of an option to purchase up to 400,000 shares of Common Stock at an exercise price of $7.80 per share.

(7)	On November 25, 2019 Mr. Lowdell received a grant of an option to purchase up to 180,000 shares of Common Stock at an exercise price of $3.91 per share.

(8)	On January 1, 2018 Mr. Lowdell received a grant of an option to purchase up to 400,000 shares of Common Stock at an exercise price of $7.80 per share.

Employment Agreements

The Company and David Moss have entered into an employment agreement, dated January 1, 2018, pursuant to which Mr. Moss is serving as our Chief Financial Officer. Pursuant to the employment agreement, Mr. Moss is paid a salary of $120,000 per annum provided that if we raise gross proceeds of at least $5,000,000 from an offering then his salary shall increase to $250,000 per annum and if we receive gross proceeds of at least $12,000,000 then Mr. Moss’ salary will increase to $350,000. Pursuant to the employment agreement if Mr. Moss is terminated without cause, or if he terminates his employment for good reason, (as those terms are defined in the employment agreement) we will be required to pay him a lump sum payment equal to one times the period of time Mr. Moss worked for us without compensation. This period began on September 1, 2015 and runs until the first compensation received under an employment agreement with we after completion of the public offering. Beginning on November 1, 2019, Mr. Moss’s salary was increased from $20,833 per month to $25,000 per month.

The Company and Raymond Tesi, MD, have entered into an employment agreement, dated January 1, 2018, pursuant to which Dr. Tesi is serving as our Chief Executive Officer and President. Pursuant to the employment agreement, Dr. Tesi is paid a salary of $120,000 per annum provided that we raise gross proceeds of at least $5,000,000 from an offering then his salary shall increase to $250,000 per annum and if we receive gross proceeds of at least $12,000,000 then Dr. Tesi’s salary will increase to $350,000. Pursuant to the employment agreement if Dr. Tesi is terminated without cause, or if he terminates his employment for good reason, (as those terms are defined in the employment agreement) we will be required to pay him a lump sum payment equal to one times the period of time Dr. Tesi worked for the Company without compensation. This period began on September 1, 2015 and runs until the first compensation received under an employment agreement with we after completion of the public offering. Beginning on November 1, 2019, Dr. Tesi’s salary was increased from $20,833 per month to $25,000 per month.

Consulting Agreement

The Company and Mark Lowdell, PhD, have entered into a consulting agreement, dated January 1, 2018, pursuant to which Dr. Lowdell is serving as our Chief Scientific Officer. Dr. Lowdell was paid fees of $142,810 during 2019.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the total outstanding equity awards as of December 31, 2019, for each Named Executive Officer:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Raymond J. Tesi	1/01/2018	400,000	-	-	7.80	12/31/2027	-	-
	11/25/2019	8,333	291,667	-	3.91	11/25/2029	-	-
David J. Moss	1/01/2018	400,000	-	-	7.80	12/31/2027	-	-
	11/25/2019	8,333	291,667	-	3.91	11/25/2029	-	-
Mark Lowdell	1/01/2018	400,000	-	-	7.80	12/31/2027	-	-
	11/25/2019	5,000	175,000	-	3.91	11/25/2029	-	-

Director Compensation

The following table sets forth the compensation of our directors for the year ended December 31, 2019, who are not one of our Named Executive Officers:

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards (a)	All Other Compensation		Total

Tim Schroeder	2019	$3,000	$-	$322,257		$-	$325,257
J. Kelly Ganjei	2019	$1,500	$-	$322,257	$		$323,757
Edgardo Barracchini	2019	$3,000	$-	$322,257		$-	$325,257
Scott Juda	2019	$3,000	$-	$322,257		$-	$325,257
Marcia Allen	2019	$3,000	$-	$322,257		$-	$325,257
David Szymkowski	2019	$-	$-	$-		$-	$-

(a)	This column shows the grant date fair value of awards computed in accordance with stock-based compensation accounting rules Accounting Standards Codification Topic 718.

During 2019, Mr. Schroeder was granted options to purchase 108,000 shares of the Company’s common stock at an exercise price of $3.91 per share, of which 3,000 options a month vest until the 108,000 options have vested subject to the conditions set forth in the option agreement between the Corporation and Mr. Schroeder. The Options were granted from the Company’s 2019 Stock Incentive Plan.

During 2019, Mr. Ganjei was granted options to purchase 108,000 shares of the Company’s common stock at an exercise price of $3.91 per share, of which 3,000 options a month vest until the 108,000 options have vested subject to the conditions set forth in the option agreement between the Corporation and Mr. Ganjei. The Options were granted from the Company’s 2019 Stock Incentive Plan.

During 2019, Dr. Baracchini was granted options to purchase 108,000 shares of the Company’s common stock at an exercise price of $3.91 per share, of which 36,000 options vest on the first anniversary of the grant date and the remaining 72,000 stock options vest monthly thereafter over the following twenty-four months until the 108,000 options have vested subject to the conditions set forth in the option agreement between the Corporation and Dr. Baracchini. The options were granted from the Company’s 2019 Stock Incentive Plan.

During 2019, Mr. Juda was granted options to purchase 108,000 shares of our common stock at an exercise price of $3.91 per share, of which 3,000 options a month vest until the 108,000 options have vested subject to the conditions set forth in the option agreement between the Corporation and Mr. Juda. The options were granted from our 2019 Stock Incentive Plan.

During 2019, Mrs. Allen was granted options to purchase 108,000 shares of the Company’s common stock at an exercise price of $3.91 per share, of which 36,000 options vest on the first anniversary of the grant date and the remaining 72,000 stock options vest monthly thereafter over the following twenty-four months until the 108,000 options have vested subject to the conditions set forth in the option agreement between the Corporation and Mrs. Allen. The options were granted from the Company’s 2019 Stock Incentive Plan.

Equity Compensation Plan Information

Adoption of INmune Bio, Inc. 2019 Stock Incentive Plan

On September 12, 2019, the shareholders of INmune Bio, Inc. approved the INmune Bio, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). The purpose of the 2019 Plan is to promote the interests of the Company and its stockholders by providing (i) officers and employees, (ii) advisors, and (iii) non-employee directors with appropriate incentives and rewards.

The 2019 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. The 2019 Plan also provides for the granting of performance stock awards so that the Board may use performance criteria in establishing specific targets to be attained as a condition to the grant or vesting of awards under the 2019 Plan.

The 2019 Plan provides for the grant of stock awards to employees, directors and consultants of the Company and its affiliates covering an aggregate of 2,000,000 shares of common stock, subject to adjustments in the event of certain changes to the Company’s capitalization.

The common stock subject to the 2019 Plan may be unissued shares or reacquired shares, including shares purchased on the open market. If a stock award granted under the 2019 Plan is forfeited, expires or is canceled or settled without issuance of common stock it shall not count against the maximum number of shares that may be issued under the 2019 Plan.

The Board has broad discretion in making grants under the 2019 Plan and may make grants subject to such terms and conditions as determined by the Board or a duly appointed committee thereof. Grants under the 2019 Plan will be subject to the terms and conditions set forth in the document making the award, including, without limitation any applicable purchase price and provisions pursuant to which the grant may be forfeited.

The Board may terminate or amend the 2019 Plan at any time, except for certain actions that may not be taken without stockholder approval. The 2019 Plan is scheduled to terminate in 2029.

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

The Board may terminate or amend the 2017 Plan at any time, except for certain actions that may not be taken without stockholder approval. The 2017 Plan is scheduled to terminate in, 2027.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 3, 2020:

●	each of our current directors and executive officers;

●	all of our current directors and executive officers as a group; and

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

Our calculation of the percentage of beneficial ownership is based on 10,746,948 shares of common stock outstanding as of March 3, 2020. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or persons, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person or persons (and only such person or persons) by reason of these acquisition rights.

Name and Address(1)	Common Stock Owned	Number of Shares Exercisable Within 60 Days		Percentage of Common Stock

Executive Officers and Directors
Raymond J. Tesi	1,540,933	441,665	(1)(2)	18.45%
David J. Moss	1,223,417	441,665	(1)(3)	15.49%
Mark Lowdell	1,506,251	425,000	(1)(4)	17.97%
Tim Schroeder	166,667	90,000	(5)	2.39%
J. Kelly Ganjei	-	90,000	(6)	* %
David Szymkowski	1,585,000	75,000	(7)	15.45%
Scott Juda, JD	27,500	90,000	(10)	1.09%
Edgardo Baracchini	-	-		* %
Marcia Allen	-	-		* %
Officers and Directors as a group (9 individuals)	6,049,768	1,653,330		71.68%

Beneficial owners of more than 5%
Linda Powers (8)	910,000			8.47%
Xencor Inc. (9)	1,585,000	75,000		15.45%

*	Less than 1%.

1	Except as otherwise indicated, the address of each beneficial owner is INmune Bio Inc., 1200 Prospect Street, Suite 525, La Jolla, CA 92037.

2	Consists of (i) 1,540,933 shares of common stock, and (ii) 441,665 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 3, 2020.

3	Consists of (i) 1,223,417 shares of common stock, and (ii) 441,665 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 3, 2020.

4	Consists of (i) 1,506,251 shares of common stock, and (ii) 425,000 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 3, 2020.

5	The shares of the Company’s common stock are held by CTI Holdings, a company of which Mr. Schroeder is the majority shareholder. Consists of (i) 166,667 shares of common stock, and (ii) 90,000 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 3, 2020.

6	Consists of 90,000 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 3, 2020.

7

The shares of the Company’s common stock and stock options are held by Xencor, Inc. Consists of (i) 1,585,000 shares of common stock held by Xencor, Inc., and (ii) 75,000 shares that may be acquired by Xencor pursuant to the exercise of stock options within 60 days of March 3, 2020.

8	Linda Powers holds 210,000 shares of the Company’s common stock. Also, Linda Powers has voting and investment control of Toucan Capital Fund III (4800 Montgomery Lane, Suite 801, Bethesda, MD 20814) which holds 700,000 shares of the Company’s common stock.

9

David Szymkowski of Xencor, Inc. and has voting and investment control of the shares common stock and investment control of the stock options held by Xencor Inc. 111 W Lemon Avenue, Monrovia, CA 91016.

10	Consists of (i) 25,000 shares of common stock and (ii) 90,000 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 3, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of the transactions and series of similar transactions, since January 1, 2018, that we were a participant or will be a participant, in which:

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

UCL

At December 31, 2019 and 2018, the Company owed UCL Consultants Limited (“UCL”) $9,379 and $9,020, respectively, in connection with medical research performed on behalf of the Company. During the years ending December 31, 2019 and 2018, the Company paid UCL $349,071 and $238,100, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

CTI

At December 31, 2019 and 2018, the Company owed CTI $280,723 and $261,525, respectively, for medical research performed on behalf of the Company. During the years ending December 31, 2019 and 2018, the Company paid CTI $1,071,126 and $448,282, respectively, for medical research performed on behalf of the Company. In addition, during May 2019, the Company entered into a sublease agreement with CTI for office space. During the year ended December 31, 2019, the Company paid CTI $49,305 pursuant to its sublease agreement with CTI.

Advent Bioservices

At December, 31, 2019 and 2018, the Company owed Advent Bioservices, Ltd. (“Advent Bioservices”) $0 and $0, respectively, in connection with medical research performed on behalf of the Company. During the years ending December, 2019 and 2018, the Company paid Advent Bioservices $0 and $298,230, respectively, for medical research performed on behalf of the Company. Advent Bioservices is owned by a significant shareholder of the Company.

Procedures for Approval of Related Party Transactions

Related party transactions are subject to the advance review and approval of the Audit Committee and/or the full Board of Directors, with advice from outside counsel. In its review, the Audit Committee and/or Board is provided with full disclosure of the parties involved in the transaction and considers the relationships amongst the parties and members of our Board of Directors and executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal independent public accountant for services rendered for the years ended December 31, 2019 and 2018, are set forth in the table below:

Fee Category	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Audit fees (1)
Marcum LLP	$126,850	$39,297
GBH CPAs PC	-	67,460
Audit-related fees (2)	-	11,900
Tax fees	17,201	-
All other fees (4)	-	-
Total fees	$144,051	$118,657

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Includes professional services performed for filing of the Company’s registration statement on Form S-1 and for the Company’s equity offerings.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Pre-Approval Policies

On August 5, 2018, we accepted the resignation of GBH CPAs, PC (“GBH”) and engaged Marcum LLP as its independent registered public accountants. This change occurred in connection with GBH, the Company’s prior independent public accountants, resigning as a result of GBH combining its practice with Marcum effective July 1, 2018. Our board of directors pre-approved all services, audit and non-audit, provided to us by GBH and Marcum LLP for 2019 and 2018.

PART IV

Item 15. Exhibits.

Exhibit No.	Description of Exhibit

1.1	Form of Placement Agent Agreement (Incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-1/A filed with the SEC on November 20, 2018).

1.2	Award Letter dated as of February 22, 2019 from the Alzheimer’s Association to INmune Bio, Inc. (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on February 28, 2019)

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

4.1	Form of Registrant’s common stock certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

4.2	Form of Placement Agent Common Stock Warrant (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

10.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.2	License Agreement between INmune Bio, Inc. and Immune Ventures LLC (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.3	Assignment and Assumption Agreement with Immune Ventures LLC (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.4	Exclusive License Agreement by the University of Pittsburgh of the Common Wealth system of Higher Education and Immune Ventures LLC (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.5	First Amendment to Exclusive License Agreement by and between the University of Pittsburgh of the Commonwealth system of Higher Education and Immune Ventures, LLC (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.6	Joint Development Agreement between INmune Bio, Inc. and Novamune (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.7	Material Transfer and License Agreement between Anthony Nolan Cord Blood Bank and Immune Bio International LTD. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.8	Employment Agreement between INmune Bio Inc. and Raymond Tesi (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.9	Employment Agreement between INmune Bio Inc. and David Moss (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.10	Consulting Agreement between INmune Bio Inc. and Mark Lowdell (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.11	INmune Bio, Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.12	Form of Incentive Option Agreement with employees (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.13	Form of Incentive Option Agreement with non-employee directors (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.14	Consultant Agreement between INmune Bio Inc. and Pacific Seaboard Investments Ltd. (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.15	License Agreement between INMune Bio Inc. and Xencor, Inc. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.16	Voting Agreement between INmune Bio Inc. and Xencor, Inc. (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.17	Amendment to the Consultancy Agreement between INMune Bio Inc. and Mark Lowdell (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.18	Form of Lock-up Agreement (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1/A filed with the SEC on October 29, 2018).

10.19	First Amendment to Stock Issuance Agreement (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.20	Form of Waiver of Registration Rights. (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

10.21	Form of Subscription Agreement to be used in connection with the Best Efforts Offering (Incorporated by reference to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

10.22	Award Letter dated as of February 22, 2019 from the Alzheimer s Association to INmune Bio, Inc. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 28, 2019)

10.23	Purchase Agreement between INmune Bio Inc. and Lincoln Park Capital Fund, LLC, dated May 15, 2019 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2019).

10.24	Registration Rights Agreement between INmune Bio Inc. and Lincoln Park Capital Fund, LLC, dated May 15, 2019 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 16, 2019).

10.25	Amendment to Securities Purchase Agreement between INmune Bio, Inc. and Raymond J. Tesi (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.26	Amendment to Securities Purchase Agreement between INmune Bio, Inc. and David J. Moss (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.27	Sublease between INmune Bio Inc. and CTI-Clinical Trial Services, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on May 24, 2019).

10.28	Amendment No. 2 to Securities Purchase Agreement between INmune Bio, Inc. and Raymond J. Tesi (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 24, 2019).

10.29	INmune Bio, Inc. 2019 Stock Incentive Plan (attached hereto)

10.30	Common Stock Repurchase Agreement between INmune Bio, Inc. and Linda F. Powers (Incorporated by reference to Exhibit 101 to the Current Report on Form 8-K filed with the SEC on January 27, 2020).

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018.

31.1	Certification of principal executive officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMUNE BIO INC.

/s/ Raymond J. Tesi, M.D.
Dated: March 10, 2020	Raymond J. Tesi, M.D.
Chief Executive Officer
(principal executive officer)

/s/ David J. Moss
Dated: March 10, 2020	David J. Moss
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. Tesi, M.D.
Raymond J. Tesi, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2020

/s/ David J. Moss
David J. Moss	Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)	March 10, 2020

/s/ Mark Lowdell, Ph.D.
Mark Lowdell, Ph.D.	Chief Scientific Officer	March 10, 2020

/s/ Timothy Schroeder
Timothy Schroeder	Director	March 10, 2020

/s/ David Szymkowski
David Szymkowski	Director	March 10, 2020

/s/ J. Kelly Ganjei
J. Kelly Ganjei	Director	March 10, 2020

/s/ Scott Juda, JD
Scott Juda, JD	Director	March 10, 2020

/s/ Marcia Allen
Marcia Allen	Director	March 10, 2020