Form 10-Q
period 2020-03-31
Inmune Bio, Inc.
filed 2020-05-14
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of May 13, 2020, there were 10,821,153 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,930,536	$6,995,525
Research and development tax credit receivable	713,120	568,139
Other tax receivable	71,202	77,225
Prepaid expenses	266,441	97,623
Prepaid expenses – related party	-	26,266

TOTAL CURRENT ASSETS	6,981,299	7,764,778

Operating lease – right of use asset – related party	182,680	191,543
Acquired in-process research and development intangible assets	16,514,000	16,514,000

TOTAL ASSETS	$23,677,979	$24,470,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$695,654	$401,989
Accounts payable and accrued liabilities – related parties	102,885	290,102
Deferred grant	300,000	-
Operating lease, current liability – related party	18,353	8,288
TOTAL CURRENT LIABILITIES	1,116,892	700,379

Long-term operating lease liability – related party	154,343	160,164
TOTAL LIABILITIES	1,271,235	860,543

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 10,746,948 and 10,770,948 shares issued and outstanding, respectively	10,747	10,771
Additional paid-in capital	45,721,837	44,833,703
Common stock issuable	50,000	50,000
Accumulated other comprehensive loss	(29,252)	(8,515)
Accumulated deficit	(23,346,588)	(21,276,181)
TOTAL STOCKHOLDERS' EQUITY	22,406,744	23,609,778

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,677,979	$24,470,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
	2020	2019

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	1,299,474	1,298,379
Research and development	792,787	612,708
Total operating expenses	2,092,261	1,911,087

LOSS FROM OPERATIONS	(2,092,261)	(1,911,087)

OTHER INCOME
Interest income	21,854	10,042
Total other income	21,854	10,042

NET LOSS	$(2,070,407)	$(1,901,045)

Net loss per common share – basic and diluted	$(0.19)	$(0.20)

Weighted average number of common shares outstanding – basic and diluted	10,747,300	9,388,645

COMPREHENSIVE LOSS
Net loss	$(2,070,407)	$(1,901,045)
Other comprehensive loss – loss on foreign currency translation	(20,737)	(722)
Total comprehensive loss	$(2,091,144)	$(1,901,767)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

					Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Income (loss)	Deficit	Equity
Balance as of January 1, 2020	10,770,948	$10,771	$44,833,703	$50,000	$(8,515)	$(21,276,181)	$23,609,778
Issuance of common stock for cash	196,000	196	1,002,448	-	-	-	1,002,644
Acquisition and retirement of common stock	(220,000)	(220)	(1,011,780)	-	-	-	(1,012,000)
Capital contribution	-	-	215,761	-	-	-	215,761
Stock-based compensation	-	-	681,705	-	-	-	681,705
Loss on foreign currency translation	-	-	-	-	(20,737)	-	(20,737)
Net loss	-	-	-	-	-	(2,070,407)	(2,070,407)
Balance as of March 31, 2020	10,746,948	$10,747	$45,721,837	$50,000	$(29,252)	$(23,346,588)	$22,406,744

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

					Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Income (loss)	Deficit	Equity
Balance as of January 1, 2019	8,719,441	$8,719	$25,446,196	$4,676,000	$6,529	$(13,597,868)	$16,539,576
Issuance of common stock and warrants for cash, net	1,020,820	1,021	7,250,121	-	-	-	7,251,142
Stock-based compensation	-	-	974,699	-	-	-	974,699
Loss on foreign currency translation	-	-	-	-	(722)	-	(722)
Net loss	-	-	-	-	-	(1,901,045)	(1,901,045)
Balance as of March 31, 2019	9,740,261	$9,740	$33,671,016	$4,676,000	$5,807	$(15,498,913)	$22,863,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,070,407)	$(1,901,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	681,705	974,699
Changes in operating assets and liabilities:
Research and development tax credit receivable	(144,981)	(13,516)
Other tax receivable	6,023	(128,176)
Joint development cost receivable	-	(16,536)
Prepaid expenses	(168,818)	(179,209)
Prepaid expenses – related party	26,266	(81,013)
Accounts payable and accrued liabilities	293,665	(173,975)
Accounts payable and accrued liabilities – related parties	28,544	(168,931)
Deferred grant	300,000	300,000
Operating lease liability – related party	13,107	-
Net cash used in operating activities	(1,034,896)	(1,387,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	1,002,644	7,251,142
Purchase of common stock	(1,012,000)	-
Net cash (used in) provided by financing activities	(9,356)	7,251,142

Impact on cash from foreign currency translation	(20,737)	(722)

NET (DECREASE) INCREASE IN CASH	(1,064,989)	5,862,718

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,995,525	186,204

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,930,536	$6,048,922

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution	$215,761	$-
Issuance of warrants to placement agents	$-	$247,452

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INMUNE BIO, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

INmune Bio, Inc. (“INmune Bio”) was organized in the State of Nevada on September 25, 2015, and is a clinical stage biotechnology pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune Bio’s focus is on the innate immune system that include natural killer cells (“NK cells”), hepatic stellate cells of the liver (HSC cells), myeloid derived suppressor cells (“MDSC cells”), microglial cells and dendritic cells (“DC cells”), to offer unique therapeutic opportunities. INmune Bio plans to develop their four existing drug platforms: INKmune (“INKmune”) which primes NK cells, INB03 (“INB03”) which down regulates MDSC cells, LivNate, which targets soluble TNF – a key cytokine driving pathologic chronic inflammation, and XPro1595 that targets microglial cell activation in the brain – a cause of neuroinflammation.  INmune Bio is also initiating a clinical program to determine if the Company’s TNF Inhibitor (DN-TNF) platform may prevent complications of cytokine storm from COVID-19.

NOTE 2 – GOING CONCERN

As of March 31, 2020, the Company had an accumulated deficit of $23,346,588 and experienced losses since its inception. Losses have principally occurred as a result of non-cash stock-based compensation expense and the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the issuance date of these financial statements. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to seek additional funding through the issuance of common stock for cash and by implementing its strategic plan to develop its pharmaceutical products and allow the opportunity for the Company to continue as a going concern, however there cannot be any assurance that we will be successful in doing so. As a result of the coronavirus pandemic, the Company may face difficulties raising capital through the future sales of its common stock.

Subsequent to March 31, 2020, the Company entered into an At-The-Market (“ATM”) Sales Agreement pursuant to which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $6,678,000, with BTIG, LLC (“BTIG”) acting as sales agent. As of May 13, 2020, the Company had sold 74,205 shares of common stock for gross proceeds of $364,952 under the ATM Offering.  As a result, the Company had approximately $6.3 million remaining available for future sales under the ATM Offering.

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

These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 11, 2020.

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

Receivables

Receivables currently consist of R&D tax credit receivable, value added tax (“VAT”) receivable, and a Goods and Services tax (“GST”) receivable. The R&D tax credit receivable is recorded when R&D is incurred. At that time, the Company records a receivable for the amount of the credit it expects to receive based on the expenses incurred. VAT receivables and GST receivables are recorded when the Company receives an invoice with VAT or GST. The collectability of these receivables are evaluated periodically based on the actual R&D credit returns submitted, the VAT returns submitted, and the GST returns submitted. As of March 31, 2020 and December 31, 2019, there were no trade receivables.

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

At March 31, 2020, the Company had 3,417,000 potentially issuable shares of common stock upon the exercise of stock options and 1,658,199 potentially issuable shares of common stock upon the exercise of warrants.

At March 31, 2019, the Company had 1,632,000 potentially issuable shares of common stock upon the exercise of stock options and 1,414,679 potentially issuable shares of common stock upon the exercise of warrants.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in the United States. The impact of the CARES Act on the Company for the period ending March 31, 2020 was not significant.

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

Recently Adopted Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company´s consolidated financial position, operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2020, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax credit requests annually for research and development expenses incurred, and recorded a related receivable in the amount of $396,059 and $395,850 as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019, the Company received $0 and $152,514, respectively, of R&D tax credit reimbursements from the UK.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At March 31, 2020 and December 31, 2019, the Company recorded a research and development tax credit receivable of $317,061 and $172,289, respectively, for R&D expenses incurred in Australia. During the three months ended March 31, 2020 and 2019, the Company received $0 R&D tax credit reimbursements from Australia.

The Company is eligible to recover all VAT for all R&D expenses paid. The Company’s UK subsidiary recorded other tax receivable of $27,345 and $42,046 for VAT as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019, the Company received $16,761 and $2,430 of VAT reimbursements, respectively.

The Company is eligible to recover all GST for all R&D expenses paid. The Company’s Australian subsidiary recorded other tax receivable of $43,857 and $35,179 for GST as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019, the Company received $20,539 and $0 of GST reimbursements, respectively.

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

INKmune License Agreement

On October 29, 2015, the Company entered into an exclusive license agreement with Immune Ventures, LLC (“Immune Ventures”), owner of all of the rights related to our principal patent (the “INKmune License Agreement”). Pursuant to the INKmune License Agreement, the Company was granted exclusive worldwide rights to the patents, including rights to incorporate any improvements or additions to the patents that may be developed in the future. In consideration for the patent rights, the Company agreed to the following milestone payments (of which none have been met as of March 31, 2020):

Each Phase I initiation	$25,000
Each Phase II initiation	$250,000
Each Phase III initiation	$350,000
Each NDA/EMA filing	$1,000,000
Each NDA/EMA awarded	$9,000,000

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer. As of March 31, 2020, no sales had occurred under this license.

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

NOTE 5 – LEASE

In May 2019, the Company signed a sublease agreement with a related party for office space in La Jolla, California, which serves as the new headquarters of the Company. The lease has a 61-month term, which corresponds to the lease term of the lessor. The lessor is CTI Clinical Trial & Consulting Services (“CTI”). CTI is majority-owned by a member of the Company’s Board of Directors. The lessor may extend its lease for an additional 5 years, and, if it does, the Company may also extend its sublease for 5 years. The Company did not include the option to extend in the calculation of the lease liabilities as such extension is not reasonably certain to occur. Variable lease costs for the Company’s lease consists of operating expenses for the spaces. Below is a summary of the Company’s right-of-use assets and liabilities as of March 31, 2020:

Right-of-use asset – related party	$182,680

Operating lease, current liability – related party	$18,353
Long-term operating lease liability – related party	154,343
Total lease liability	$172,696

Weighted-average remaining lease term	4.2 years

Weighted-average discount rate	10.00%

During the three months ended March 31, 2020, the Company recognized $13,107 in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

UCL

At March 31, 2020 and December 31, 2019, the Company owed UCL Consultants Limited (“UCL”) $57,798 and $9,379, respectively, in connection with medical research performed on behalf of the Company. During the three months ending March 31, 2020 and 2019, the Company paid UCL $0 and $38,843, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

CTI

At March 31, 2020 and December 31, 2019, the Company owed CTI $45,087 and $280,723, respectively, for medical research performed on behalf of the Company. During the three months ending March 31, 2020 and 2019, the Company paid CTI $79,441 and $698,437, respectively, for medical research performed on behalf of the Company. During the three months ended March 31, 2020, the Company recorded a capital contribution of $215,761 for the forgiveness of certain accounts payable due to CTI.

NOTE 7 – STOCKHOLDERS’ EQUITY

Initial Public Offering

During February 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross proceeds of $8,166,560 (net proceeds of $7,251,142).

Lincoln Park

On May 15, 2019, the Company entered into both a securities purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the securities purchase agreement, the Company has the right to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $20.0 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 24-month period that commenced on May 15, 2019. During 2019, the Company issued 100,000 shares pursuant to the securities purchase agreement for $300,000 of cash. During the three months ended March 31, 2020, the Company issued 196,000 shares of its common stock to Lincoln Park for $1,002,644 of cash. At March 31, 2020, Lincoln Park is obligated to purchase up to $18.7 million worth of the Company’s common stock.

As contemplated by the securities purchase agreement with Lincoln Park, and so long as the closing price of the Company’s common stock exceeds $3.50 per share, then the Company may direct Lincoln Park, at its sole discretion to purchase up to 20,000 shares of its common stock on any business day. The purchase price will be based on the market prices of the common stock at the time of such purchases as set forth in the securities purchase agreement.

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

Purchase and retirement of common stock

During January 2020, the Company purchased and cancelled 220,000 shares of its common stock from a shareholder in exchange for $1,012,000 of cash. Immediately following the purchase, the investor owned less than 10% of the outstanding common stock of the Company.

Common Stock Issuable

Pacific Seaboard Consulting Agreement

On May 16, 2018, the Company entered into a consulting agreement with Pacific Seaboard Investments Ltd. (“Pacific Seaboard”) for corporate governance, compliance services regarding the filing of a listing application and assist with activities related to its initial public offering. In consideration of the consultant’s services, the Company agreed to issue 600,000 shares of its restricted common stock. Pursuant to this agreement, the Company recorded $4,626,000 as common stock issuable for the 600,000 shares of common stock to be issued. During June 2019, the Company issued 400,000 shares of its common stock to Pacific Seaboard, whereby the Company was initially required to issue 600,000 shares to Pacific Seaboard, but subsequently received a waiver from Pacific Seaboard during April 2019 permanently waiving the last 200,000 shares owed.

Settlement

In November 2016, the Company entered into a settlement agreement whereby the Company agreed to issue 33,335 shares of the Company’s common stock to an individual to settle a claim in full. The Company assessed the value of the common stock owed form the most readily determinable value of the shares of the Company’s common stock issuable as a part of this settlement. These shares have not been issued and are subject to a restriction on transfer for a period of two years from the date the Company completed its initial public offering, which occurred during February 2019, after which the Company will deliver the shares to the individual. The obligation was recorded as common stock issuable of $50,000 as of March 31, 2020 and December 31, 2019, respectively, pending delivery of the shares to the individual after the restriction period expires.

Stock options

The following table summarizes stock option activity during the three months ended March 31, 2020:

	Number of Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3,417,000	$5.77	9.03	-
Options granted	-	$-	-	-
Options exercised	-	$-	-	-
Options cancelled	-	$-	-	-
Outstanding at March 31, 2020	3,417,000	$5.77	8.78	$-
Exercisable at March 31, 2020	1,659,972	$7.40	8.00	$-

During the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense of $681,705 and $974,699, respectively, related to stock options. As of March 31, 2020, there was $5,811,183 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.44 years.

Warrants

In connection with the Company’s initial public offering in February 2019, the Company issued warrants to the placement agents to purchase 40,982 shares of the Company’s common stock at an exercise price of $9.60 per common share, which warrants are exercisable until December 19, 2023. These warrants had no intrinsic value as of March 31, 2020.

In October 2017, in connection with the Xencor License Agreement, the Company issued fully vested warrants to purchase an additional number of shares of common stock equal to 10% of the fully diluted Company shares immediately following such purchase. See Note 4. These warrants had no intrinsic value as of March 31, 2020.

On June 30, 2017, the Company issued fully vested warrants to purchase 31,667 shares of the Company’s common stock to a third party in conjunction with the common stock sold for cash. The warrants have a $1.50 exercise price and expire on June 30, 2020. These warrants had an intrinsic value of $57,951 as of March 31, 2020.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three months ended March 31, 2020 and 2019 respectively:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Research and development	$138,609	$426,308
General and administrative	543,096	548,391
Total	$681,705	$974,699

NOTE 8 – COLLABORATIVE AGREEMENTS

During 2019, the Company was awarded a $1,000,000 grant from the Alzheimer’s Association to advance XPro1595, a novel therapy targeting neuroinflammation as a cause of Alzheimer’s disease. The endowment was awarded under the Part the Cloud to RESCUE grant. During the three months ending March 31, 2020 and 2019, the Company received $0 and $600,000, respectively, related to the grant. During the three months ended March 31, 2019, the Company recorded $300,000 of the grant proceeds as a reduction of research and development expense and the remaining $300,000 of cash proceeds was recorded as a reduction of research and development expense during June 2019. As of March 31, 2020, the Company has received $850,000 of cash proceeds pursuant to this grant.

During the three months ended March 31, 2020, the Company was awarded a $500,000 grant from the Amyotrophic Lateral Sclerosis (ALS) Association to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the three months ended March 31, 2020, the Company received $300,000 of cash proceeds pursuant to this grant which the Company recorded as deferred grant on the balance sheet as of March 31, 2020.

NOTE 9 – SUBSEQUENT EVENTS

On April 16, 2020, the Company entered into an ATM agreement with BTIG acting as sales agent.  Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $6,678,000 in “at-the-market” offerings, which shares are registered under a registration statement on Form S-3, which was declared effective on April 2, 2020.  The Company pays BTIG a commission equal to 3% of the gross proceeds from the sale of any shares pursuant to the ATM Offering.  As of May 13, 2020, the Company had sold 74,205 shares of common stock for gross proceeds of $364,952 under the ATM Offering.  As a result, the Company had approximately $6.3 million remaining available for future sales under the ATM Offering.

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

Description of Business

Overview

We are a clinical-stage immunotherapy company focused on reprogramming the patient’s innate immune system to treat disease. We do this by targeting cells of the innate immune system that cause acute and chronic inflammation and are involved in the immune dysfunction associated with chronic diseases such as cancer, neurodegenerative, metabolic and infectious diseases. The Company has two therapeutic platforms – dominant-negative TNF platform (“DN-TNF”) and the Natural Killer (“NK”) platform. The DN-TNF platform neutralizes soluble TNF (“sTNF”) without affecting trans-membrane TNF (“tmTNF”) or the receptors TNFR1 and TNFR2. This unique biologic mechanism differentiates the DN-TNF drugs from currently approved non-selective TNF inhibitors that inhibit the function of both sTNF and tmTNF. Protecting the function of tmTNF while neutralizing the function of sTNF is a potent anti-inflammatory drug that does not cause immunosuppression or demyelination. Currently approved non-selective TNF inhibitors are approved to treat autoimmune disease, however they are contraindicated in patients with infection, cancer and neurologic diseases because they increase the risk of infection, cancer and demyelinating neurologic diseases, respectively, because of off-target effects on inhibiting tmTNF. The NK platform targets the dysfunctional natural killer cells (“NK cells”) in patients with cancer. NK cells are part of the normal immunologic response to cancer with important roles in immunosurveillance to prevent cancer and in preventing relapse by clearing residual disease. Residual disease is the cancer left behind, often undetected, that can grow and cause relapse. The NK cells of cancer patients have the ability to kill cancer cells but are not effective because cancer cells mutate to evade NK cell immune surveillance. INKmune provides the missing signals needed to prime NK cells to overcome the immune evasion mutation to allow NK cells to kill the cancer cell. We believe INKmune is best used to eliminate residual disease after the patient has completed other cancer therapies. Both the DN-TNF platform and the INKmune platform can be used to treat multiple diseases. The DN-TNF platform will be used as an immunotherapy for the treatment of cancer, neurodegenerative, metabolic and infectious diseases. INKmune is being developed to treat NK sensitive hematologic malignancies and solid tumors.

We believe our DN-TNF platform can be used to reverse resistance in immunotherapy, to target glial activation to prevent progression of Alzheimer’s disease (“AD”), to target intestinal leak and inflammation to treat non-alcoholic steatohepatitis (“NASH”) and to treat complications of the cytokine storm associated with COVID-19 infection. The drug is named differently for each indication; INB03, XPro1595, LIVNate and Quellor, respectively, but it is the same drug product. In each case, we believe neutralizing sTNF is a cornerstone to the treatment of each of these diseases. As an immunotherapy for cancer, we are using INB03 to neutralize sTNF produced by HER2+ trastuzumab resistant breast cancers to reverse resistance to therapy. sTNF causes an up-regulation of MUC4 expression that causes steric hindrance of trastuzumab binding to the HER2/Neu receptor on HER2+ breast cancer cells. Without binding, trastuzumab is not effective. In addition, INB03 changes the immunobiology of the tumor microenvironment by decreasing the number of immunosuppressive myeloid cells, both myeloid derived suppressor cells and tumor active macrophages, and increasing the number of cytotoxic lymphocytes in the TME. The Company has completed an open label dose escalation trial in cancer patients with metastatic solid tumors that have failed multiple lines of therapy. The trial informs the design of the Phase II trial by demonstrating that INB03 was safe and well tolerated, defined the dose of INB03 to carry into Phase II trials, and demonstrated a pharmacodynamic end-point. A Phase II trial is planned in women with advanced HER2+ breast cancer with brain metastasis.

Likewise, we believe the DN-TNF platform can be used to treat selected neurodegenerative diseases. XPro1595 is being used to treat patients with Alzheimer’s disease in a Phase I trial partially funded by a Part-the-Clouds Award from the Alzheimer’s Association. XPro1595 targets activated microglia and astrocytes of the brain that produce sTNF that promotes nerve cell loss and synaptic dysfunction, the cornerstones of dementia. In animal models, elimination of sTNF prevents nerve cell dysfunction and reverses synaptic pruning. The Phase I trial in patients with biomarkers of inflammation with AD is enrolling patients. The open label, dose escalation trial is designed to demonstrate that XPrto1595 decreases neuroinflammation in patients with AD. This end-points of the trial are measures of neuroinflammation and neurodegeneration in blood and cerebral spinal fluid, measures of neuroinflammation by MRI by measuring white matter free water and breath by measuring volatile organic compounds in exhaled breath and by monitoring neuropsychiatric symptoms known to be associated with neuroinflammation including depression, apathy, aggression, hallucinations and sleep disorders.

Likewise, we believe the DN-TNF platform can be used to treat selected metabolic diseases. LIVNate is being developed to treat NASH. NASH is a pleiotropic disease caused by a complex mix of metabolic, inflammatory and fibrotic pathophysiology. We believe targeting inflammation caused by intestinal leak, mesenteric and peripheral fat will prevent lipotoxicity, hepatic stellate cell activation and hepatocyte death that causes fibrosis and liver dysfunction associated with advanced disease. sTNF is elevated in obesity and is believed to cause intestinal leak. Intestinal leak combined with cytokines coming from mesenteric fat may dramatically increase the concentration of inflammatory cytokines in portal blood destined for the liver. The cytokine load contributes to the development of non-alcoholic fatty liver disease (“NAFLD”) and progression to NASH. LIVNate, by neutralizing sTNF improves insulin sensitivity, decreases the inflammation in peripheral and mesenteric fat and may also seal the intestinal leak. This combination prevents development of NAFLD or NASH in animal models. The Company is planning a Phase II open label randomized study using non-invasive measures to enroll patients with NASH in a study using a fixed dose of LIVNate delivered as a once a week sub-cutaneous injection.

Likewise, we believe the DN-TNF platform can be used to treat the complications associated with the cytokine storm caused by coronavirus disease 2019 (“COVID-19”). Three inflammatory cytokines make up the cytokine storm associated with COVID19 infection – sTNF, IL-6 and IL-1β. Targeting sTNF with Quellor may have advantages because IL-6 and IL-1 expression occur after sTNF expression; sTNF promotes endothelial activation causing expression of proteins that promote trafficking of immune cells from the blood vessel to the tissue and expression of Tissue Factor that stimulates the coagulopathy that is a prominent pathology of COVID-19 infection. The Company plans a Phase II trial in patients with symptomatic COVID-19 infection and hypoxia. The goal of the study is to prevent the catastrophic complications of advanced COVID-19 infection including one or more of admission to an intensive care unit, the need for mechanical ventilation, new onset of cardiovascular, neurologic or thromboembolic disease or death. The randomized trial will treat patients requiring hospitalization because of their disease.

We believe that INKmune improves the ability of the patient’s own NK cells to attack their tumor. INKmune interacts with the patient’s NK cells to convert them from inert resting NK cells that ignores the cancer into primed NK cells that kill the cancer cell. INKmune is a replication incompetent proprietary cell line we have named INB16 that is given to the patient after determining that i) the patient has adequate NK cells in their circulation and ii) those NK cells are functional when exposed to INKmune in vitro. INKmune is designed to be given to patients after their immune system has recovered after cytotoxic chemotherapy to target the residual disease the remains after treatment with cytotoxic therapy.  INKmune can be used to treat numerous hematologic malignancies and solid tumors including leukemia, multiple myeloma, lymphoma, lung, ovary, breast, renal and prostate cancer. The Company plans Phase I trials using INKmune to treat patients with high risk MDS, a form of leukemia and women with relapsed refractory ovarian.

Since our inception in 2015, we have devoted substantially all of our resources to the discovery and development of our product candidates, including clinical trials and preclinical studies as well as general and administrative support for these operations. To date, we have generated no revenue. We have incurred net losses in each year since our inception and, as of March 31, 2020, we had an accumulated deficit of $23,346,588. Our net losses were $2,070,407 and $1,901,045 for the three months ended March 31, 2020 and 2019, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation.

We classify our operating expenses into two categories: research and development; and general and administrative expenses. Personnel costs including salaries, benefits and stock-based compensation expense comprise a significant component of our research and development and general and administrative expense categories.

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

We have elected to take advantage of the above-referenced exemptions and we may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenues, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens.

COVID-19

COVID-19 was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.  The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance the development of its drug platforms.

INmune Bio is also initiating a clinical program to determine if the Company’s TNF Inhibitor (DN-TNF) platform may prevent complications of cytokine storm from COVID-19.

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

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

●	per patient trial costs;

●	the number of sites included in the clinical trials;

●	the countries in which the clinical trials are conducted;

●	the length of time required to enroll eligible patients;

●	the number of patients that participate in the clinical trials;

●	the number of doses that patients receive;

●	the cost of comparative agents used in clinical trials;

●	the drop-out or discontinuation rates of patients;

●	potential additional safety monitoring or other studies requested by regulatory agencies;

●	the duration of patient follow-up;

●	the efficacy and safety profile of the product candidate; and

●	the cost of manufacturing, finishing, labelling and storage drug used in the clinical trial

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2020	2019	Change
Operating expenses:
Research and development	$792,787	$612,708	$180,079
General and administrative	1,299,474	1,298,379	1,095
Total operating expenses	2,092,261	1,911,087	181,174
Loss from operations	(2,092,261)	(1,911,087)	(181,174)
Other income	21,854	10,042	11,812
Net loss	$(2,070,407)	$(1,901,045)	$(169,362)

General and Administrative

General and administrative expenses were approximately $1.3 million during the three months ended March 31, 2020, compared to approximately $1.3 million during the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, the Company incurred approximately $0.5 million in stock-based compensation and $0.8 million in other general and administrative expenses, which mainly consisted of professional fees, salaries and benefits, insurance expense and investor relations in each period.

Research and Development

Research and development expenses were approximately $0.8 million during the three months ended March 31, 2020, compared to approximately $0.6 million during the three months ended March 31, 2019.  During the three months ended March 31, 2020 and 2019, the Company incurred approximately $0.1 million and $0.4 million, respectively of stock-based compensation which the Company classified as research and development expenses. Also, during the three months ending March 31, 2020 and 2019, the Company recorded $0.0 and $0.3 million, respectively of grants which the Company recorded as a reduction of research and development expenses. The increase in research and development expenses during the three months ending March 31, 2020 compared to the three months ending March 31, 2019 is largely due to additional amounts incurred for the advancement of our drug platform.

Other Income

The Company’s other income is mainly interest earned from money market accounts.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $2,070,407 and $1,901,045 for the three months ended March 31, 2020 and 2019, respectively. Net cash used in operating activities was $1,034,896 and $1,387,702 for the three months ended March 31, 2020 and 2019, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of March 31, 2020, we had cash and cash equivalents of $5.9 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs the majority of its research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of March 31, 2020, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.3 million. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

As of March 31, 2020, the Company had an accumulated deficit of $23,346,588 and working capital of $5,864,407. Losses have principally occurred as a result of stock-based compensation expense as well as the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of revenues until such time as the Company’s products are commercialized. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months from the issuance date of these financial statements. Furthermore, our independent auditors, in their report on our audited financial statements for the year ended December 31, 2019 expressed substantial doubt about the Company’s ability to continue as a going concern. Management plans to pursue additional funding through the issuance of common stock for cash and by implementing its strategic plan to allow the opportunity for the Company to continue as a going concern, however there cannot be any assurance that we will be successful in doing so. As a result of the coronavirus pandemic, we may face difficulties raising capital on favorable terms through the future sale of equity securities. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 could materially and adversely affect our business and the value of our common shares. We estimate our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the third quarter of 2020.

Subsequent to March 31, 2020, the Company entered into an At-The-Market (“ATM”) Sales Agreement pursuant to which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $6,678,000, with BTIG, LLC acting as sales agent.  As of May 13, 2020, the Company had sold 74,205 shares of common stock for gross proceeds of $364,952 under the ATM Offering.

Initial Public Offering

During February 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross proceeds of $8,166,560 (net proceeds of $7,251,142).

The Lincoln Park Transaction

On May 15, 2019, the Company and Lincoln Park entered a purchase agreement (the “Purchase Agreement”) pursuant to which the Company has the right to sell to Lincoln Park up to $20.0 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The Company has the right, from time to time at its sole discretion over the 24-month Purchase Agreement, to direct Lincoln Park to purchase up to 20,000 shares of common stock on any business day (subject to certain limitations contained in the Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Purchase Agreement. The maximum amount of shares subject to any single regular purchase increases as the Company’s share price increases, subject to a maximum of $1.0 million. The purchase price of shares of common stock that the Company elects to sell to Lincoln Park pursuant to the Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct Lincoln Park to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Purchase Agreement. From inception of the Purchase Agreement through December 31, 2019, 100,000 shares were issued pursuant to the Purchase Agreement resulting in aggregate gross proceeds of $300,000 to the Company.  During the three months ended March 31, 2020, the Company issued 196,000 shares of the Company’s common stock to Lincoln Park for gross proceeds of $1,002,644.

Grants

During 2019, the Company was awarded a $1,000,000 grant from the Alzheimer’s Association to advance XPro1595, a novel therapy targeting neuroinflammation as a cause of Alzheimer’s disease. The endowment was awarded under the Part the Cloud to RESCUE grant. During the three months ending March 31, 2020 and 2019, the Company received $0 and $600,000, respectively, related to the grant. During the three months ended March 31, 2019, the Company recorded $300,000 of the grant proceeds as a reduction of research and development expense and the remaining $300,000 of cash proceeds was recorded as a reduction of research and development expense during June 2019. As of March 31, 2020, the Company has received $850,000 of cash proceeds pursuant to this grant.

During the three months ended March 31, 2020, the Company was awarded a $500,000 grant from the Amyotrophic Lateral Sclerosis Association to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the three months ended March 31, 2020, the Company received $300,000 of cash proceeds pursuant to this grant which the Company recorded as deferred grant on the balance sheet as of March 31, 2020.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Net cash and cash equivalents (used in) provided by:
Operating activities	$(1,034,896)	$(1,387,702)
Financing activities	(9,356)	7,251,142
Change in cash and cash equivalents	(1,044,252)	5,863,440
Impact on cash from foreign currency translation	(20,737)	(722)
Cash and cash equivalents, beginning of period	6,995,525	186,204
Cash and cash equivalents, end of period	$5,930,536	$6,048,922

Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used approximately $1.0 million of cash for the three months ended March 31, 2020, primarily resulting from our net loss of approximately $2.1 million, a net cash inflow of approximately $0.4 million for changes in our net operating assets and liabilities, and non-cash stock-based compensation charges of approximately $0.7 million. The change in our net operating assets and liabilities was primarily driven by an increase in prepaid expenses of approximately $0.2 million, an increase in research and development tax credit receivable of approximately $0.1 million, an increase in accounts payable and accrued liabilities of approximately $0.3 million and an increase in deferred grant of $0.3 million.

Operating activities used approximately $1.4 million of cash for the three months ended March 31, 2019, primarily resulting from our net loss of approximately $1.9 million, a net cash outflow of approximately $0.5 million for changes in our net operating assets and liabilities, and non-cash stock-based compensation charges of approximately $1.0 million. The change in our net operating assets and liabilities was primarily driven by an increase in prepaid expenses of approximately $0.2 million, an increase in other tax receivable of approximately $0.1 million, a decrease in accounts payable and accrued liabilities of approximately $0.2 million, a decrease in accounts payable and accrued liabilities – related parties of approximately $0.2 million and an increase in deferred grant of $0.3 million.

Financing Activities

During the three months ended March 31, 2020, the Company purchased 220,000 shares from an investor for approximately $1.0 million. Immediately following the purchase, the investor owned less than 10% of the outstanding common stock of the Company. In addition, the Company sold 196,000 shares of its common stock to Lincoln Park for cash proceeds of approximately $1.0 million.

During the three months ended March 31, 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross proceeds of approximately $8.2 million (net proceeds of approximately $7.3 million).

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and there have been no material changes during the three months ended March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, there has been no material change in our assessment of our sensitivity to market risk since our statement set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the small size of the Company and limited segregation of duties, our disclosure controls and procedures were not effective as of March 31, 2020.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 11, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations and ability to raise capital.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may impact our operations and financial condition. Also, the pandemic may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Furthermore, if any of our key employees became ill or die as a result of COVID-19, it could negatively impact our business.  It is also possible that global health concerns such as this one could disproportionately impact the clinical sites in which we conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operation and financial condition. The COVID-19 pandemic, may also negatively impact the Company’s ability to raise capital.

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

INmune Bio Inc.

Date: May 13, 2020	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)