Form 10-Q
period 2020-06-30
Inmune Bio, Inc.
filed 2020-08-05
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 5, 2020, there were 13,447,948 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,816,561	$6,995,525
Research and development tax credit receivable	1,044,843	568,139
Other tax receivable	155,000	77,225
Prepaid expenses	342,492	97,623
Prepaid expenses – related party	-	26,266

TOTAL CURRENT ASSETS	6,358,896	7,764,778

Operating lease – right of use asset – related party	174,649	191,543
Acquired in-process research and development intangible assets	16,514,000	16,514,000

TOTAL ASSETS	$23,047,545	$24,470,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$624,893	$401,989
Accounts payable and accrued liabilities – related parties	223,562	290,102
Deferred liabilities	361,842	-
Operating lease, current liability – related party	6,950	8,288
TOTAL CURRENT LIABILITIES	1,217,247	700,379

Long-term operating lease liability – related party	145,430	160,164
TOTAL LIABILITIES	1,362,677	860,543

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 10,897,630 and 10,770,948 shares issued and outstanding, respectively	10,898	10,771
Additional paid-in capital	47,068,236	44,833,703
Common stock issuable	50,000	50,000
Accumulated other comprehensive loss	10,126	(8,515)
Accumulated deficit	(25,454,392)	(21,276,181)
TOTAL STOCKHOLDERS' EQUITY	21,684,868	23,609,778

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,047,545	$24,470,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,204,366	1,335,727	2,503,840	2,634,106
Research and development	903,043	634,696	1,695,830	1,247,404
Waiver of common stock issuable	-	(1,542,000)	-	(1,542,000)
Total operating expenses	2,107,409	428,423	4,199,670	2,339,510

LOSS FROM OPERATIONS	(2,107,409)	(428,423)	(4,199,670)	(2,339,510)

OTHER (EXPENSE) INCOME	(395)	36,340	21,459	46,382

NET LOSS	$(2,107,804)	$(392,083)	$(4,178,211)	$(2,293,128)

Net loss per common share – basic and diluted	$(0.20)	$(0.04)	$(0.39)	$(0.23)

Weighted average common shares outstanding - basic and diluted	10,800,708	10,150,810	10,774,004	9,771,833

COMPREHENSIVE LOSS
Net loss	$(2,107,804)	$(392,083)	$(4,178,211)	$(2,293,128)
Other comprehensive gain (loss) – gain (loss) on foreign currency translation	39,378	(25,014)	18,641	(25,736)

Total comprehensive loss	$(2,068,426)	$(417,097)	$(4,159,570)	$(2,318,864)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

					Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Income (loss)	Deficit	Equity
Balance as of January 1, 2020	10,770,948	$10,771	$44,833,703	$50,000	$(8,515)	$(21,276,181)	$23,609,778
Issuance of common stock for cash	196,000	196	1,002,448	-	-	-	1,002,644
Acquisition and retirement of common stock	(220,000)	(220)	(1,011,780)	-	-	-	(1,012,000)
Capital contribution	-	-	215,761	-	-	-	215,761
Stock-based compensation	-	-	681,705	-	-	-	681,705
Loss on foreign currency translation	-	-	-	-	(20,737)	-	(20,737)
Net loss	-	-	-	-	-	(2,070,407)	(2,070,407)
Balance as of March 31, 2020	10,746,948	10,747	45,721,837	50,000	(29,252)	(23,346,588)	22,406,744

Issuance of common stock for cash, net	150,682	151	664,694	-	-	-	664,845
Stock-based compensation	-	-	681,705	-	-	-	681,705
Loss on foreign currency translation	-	-	-	-	39,378	-	39,378
Net loss	-	-	-	-	-	(2,107,804)	(2,107,804)
Balance as of June 30, 2020	10,897,630	$10,898	$47,068,236	$50,000	$10,126	$(25,454,392)	$21,684,868

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

					Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Income (loss)	Deficit	Equity
Balance as of January 1, 2019	8,719,441	$8,719	$25,446,196	$4,676,000	$6,529	$(13,597,868)	$16,539,576
Issuance of common stock and warrants for cash, net	1,020,820	1,021	7,250,121	-	-	-	7,251,142
Stock-based compensation	-	-	974,699	-	-	-	974,699
Loss on foreign currency translation	-	-	-	-	(722)	-	(722)
Net loss	-	-	-	-	-	(1,901,045)	(1,901,045)
Balance as of March 31, 2019	9,740,261	9,740	33,671,016	4,676,000	5,807	(15,498,913)	22,863,650
Issuance of common stock for cash, net	622,212	622	4,957,257	-	-	-	4,957,879
Stock-based compensation	-	-	974,696	-	-	-	974,696
Issuance of common stock issuable	400,000	400	3,083,600	(3,084,000)	-	-	-
Waiver of common stock issuable	-	-	-	(1,542,000)	-	-	(1,542,000)
Loss on foreign currency translation	-	-	-	-	(25,014)	-	(25,014)
Net loss	-	-	-	-	-	(392,083)	(392,083)
Balance as of June 30, 2019	10,762,473	$10,762	$42,686,569	$50,000	$(19,207)	$(15,890,996)	$26,837,128

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,178,211)	$(2,293,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,363,410	1,949,395
Waiver of common stock issuable	-	(1,542,000)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(476,704)	(251,472)
Other tax receivable	(77,775)	(67,315)
Joint development cost receivable	-	(31,340)
Prepaid expenses	(244,869)	(184,472)
Prepaid expenses – related party	26,266	(244,882)
Accounts payable and accrued liabilities	222,904	(115,004)
Accounts payable and accrued liabilities – related parties	149,221	(200,654)
Deferred liabilities	361,842	-
Operating lease liability – related party	822	(24,653)
Net cash used in operating activities	(2,853,094)	(3,005,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	1,667,489	12,209,021
Purchase of common stock	(1,012,000)	-
Net cash provided by financing activities	655,489	12,209,021

Impact on cash from foreign currency translation	18,641	(25,736)

NET (DECREASE) INCREASE IN CASH	(2,178,964)	9,177,760

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,995,525	186,204

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,816,561	$9,363,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution	$215,761	$-
Issuance of warrants to placement agents	$-	$247,452
Issuance of common stock issuable	$-	$3,084,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INMUNE BIO, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

INmune Bio, Inc. (the “Company” or “INmune Bio”) was organized in the State of Nevada on September 25, 2015, and is a clinical stage biotechnology pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune Bio’s focus is on the innate immune system that include natural killer cells (“NK cells”), hepatic stellate cells of the liver (HSC cells), myeloid derived suppressor cells (“MDSC cells”), microglial cells and dendritic cells (“DC cells”), to offer unique therapeutic opportunities. INmune Bio plans to develop their four existing drug platforms: INKmune (“INKmune”) which primes NK cells, INB03 (“INB03”) which down regulates MDSC cells, LivNate, which targets soluble TNF – a key cytokine driving pathologic chronic inflammation, and XPro1595 that targets microglial cell activation in the brain – a cause of neuroinflammation.  INmune Bio is also initiating a clinical program to determine if the Company’s TNF Inhibitor (“DN-TNF”) platform may prevent complications of cytokine storm from COVID-19.

The Company has been actively monitoring the novel coronavirus (“COVID-19”) situation and its impact globally. The Company has continued to operate as it had prior to the COVID-19 pandemic with minimal change, other than for enhanced safety measures intended to prevent the spread of the virus.

NOTE 2 – LIQUIDITY

As of June 30, 2020, the Company had an accumulated deficit of $25,454,392 and experienced losses since its inception. Losses have principally occurred as a result of non-cash stock-based compensation expense and the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and achieve its business plan:

●	During July 2020, the Company completed an underwritten public offering in which it sold 2,500,000 shares of common stock at a public offering price of $10.00 per share. The 2,500,000 shares sold included the full exercise of the underwriters’ option to purchase 326,086 shares at a price of $10.00 per share. Aggregate net proceeds from the underwritten public offering were approximately $23.1 million, net of approximately $1.9 million in underwriting discounts and commissions and offering expenses.

●	During April 2020, the Company entered into a sales agreement with BTIG, LLC (“BTIG”), as sales agent, to establish an At-The-Market (“ATM”) offering program. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. The ATM program will remain in full force and effect until the earlier of the sale of all of the shares under the ATM program or the termination of the sales agreement by the Company or BTIG. From April 2020 through June 2020, the Company sold 150,682 shares of common stock at an average price of $5.44 per share for net proceeds of approximately $0.7 million. From July 1, 2020 through the date of the issuance of this Quarterly Report on Form 10-Q, the Company sold 27,919 shares of common stock at an average price of $5.46 for net proceeds of approximately $0.1 million.

●	During May 2019, the Company entered into a securities purchase agreement (“Purchase Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $20.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date of issuance of this Quarterly Report on Form 10-Q, the Company has already received approximately $1.3 million from the Purchase Agreement from the sale of 296,000 shares of common stock to Lincoln Park from the inception of the Purchase Agreement through the date of issuance of this Form 10-Q, leaving the Company an additional $18.7 million to draw upon.

Although it is difficult to predict the Company’s liquidity requirements, as of June 30, 2020, and based upon the Company’s current operating plan, the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following filing date of this Quarterly Report on Form 10-Q based on the balance of cash balance as of June 30, 2020 and the proceeds received from the Company’s July 2020 underwritten offering (see Note 9). The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

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

Receivables

Receivables currently consist of R&D tax credit receivable, value added tax (“VAT”) receivable, and a Goods and Services tax (“GST”) receivable. The R&D tax credit receivable is recorded when R&D is incurred. At that time, the Company records a receivable for the amount of the credit it expects to receive based on the expenses incurred. VAT receivables and GST receivables are recorded when the Company receives an invoice with VAT or GST. The collectability of these receivables are evaluated periodically based on the actual R&D credit returns submitted, the VAT returns submitted, and the GST returns submitted. As of June 30, 2020 and December 31, 2019, there were no trade receivables.

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

At June 30, 2020, the Company had 3,417,000 potentially issuable shares of common stock upon the exercise of stock options and 1,674,931 potentially issuable shares of common stock upon the exercise of warrants.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in the United States. The impact of the CARES Act on the Company for the period ending June 30, 2020 was not significant.

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2020, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax credit requests annually for research and development expenses incurred, and recorded a related receivable in the amount of $507,833 and $395,850 as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company received $0 and $152,514, respectively, of R&D tax credit reimbursements from the UK.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At June 30, 2020 and December 31, 2019, the Company recorded a research and development tax credit receivable of $537,010 and $172,289, respectively, for R&D expenses incurred in Australia. During the six months ended June 30, 2020 and 2019, the Company received $0 R&D tax credit reimbursements from Australia.

The Company is eligible to recover all VAT for all R&D expenses paid. The Company’s UK subsidiary recorded other tax receivable of $90,971 and $42,046 for VAT as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company received $24,392 and $113,580 of VAT reimbursements, respectively.

The Company is eligible to recover all GST for all R&D expenses paid. The Company’s Australian subsidiary recorded other tax receivable of $64,029 and $35,179 for GST as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company received $45,266 and $0 of GST reimbursements, respectively.

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

INKmune License Agreement

On October 29, 2015, the Company entered into an exclusive license agreement with Immune Ventures, LLC (“Immune Ventures”), owner of all of the rights related to our principal patent (the “INKmune License Agreement”). Pursuant to the INKmune License Agreement, the Company was granted exclusive worldwide rights to the patents, including rights to incorporate any improvements or additions to the patents that may be developed in the future. In consideration for the patent rights, the Company agreed to the following milestone payments (of which none have been met as of June 30, 2020):

Each Phase I initiation	$25,000
Each Phase II initiation	$250,000
Each Phase III initiation	$350,000
Each NDA/EMA filing	$1,000,000
Each NDA/EMA awarded	$9,000,000

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer. As of June 30, 2020, no sales had occurred under this license.

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

Initiation of Phase 1 clinical or equivalent trials by October 29, 2020

Initiation of Phase II clinical trials or equivalent by October 29, 2022

Initiation of Phase III clinical trials or equivalent by October 29, 2024

Filing of NDA or equivalent by October 29, 2025 or equivalent

The Company intends to initiate a Phase I clinical trial during the 2nd half of 2020. If the Company doesn’t achieve the above milestones, it is required to negotiate in good faith with Immune Ventures to determine how it can either remedy the failure or achieve an alternate development. If the Company fails to make any required efforts or if the efforts do not remedy the situation within 60 days of written notice by Immune Ventures then Immune Ventures may provide notice to terminate the license or convert it to a non-exclusive license.

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

NOTE 5 – LEASE

In May 2019, the Company signed a sublease agreement with a related party for office space in La Jolla, California, which serves as the headquarters of the Company. The lease has a 61-month term, which corresponds to the lease term of the lessor. The lessor is CTI Clinical Trial & Consulting Services (“CTI”). CTI is majority-owned by a member of the Company’s Board of Directors. The lessor may extend its lease for an additional 5 years, and, if it does, the Company may also extend its sublease for 5 years. The Company did not include the option to extend in the calculation of the lease liabilities as such extension is not reasonably certain to occur. Variable lease costs for the Company’s lease consists of operating expenses for the spaces. Below is a summary of the Company’s right-of-use assets and liabilities as of June 30, 2020:

Right-of-use asset – related party	$174,649

Operating lease, current liability – related party	$6,950
Long-term operating lease liability – related party	145,430
Total lease liability	$152,380

Weighted-average remaining lease term	4.0 years

Weighted-average discount rate	10.00%

During the six months ended June 30, 2020, the Company recognized $26,214 in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

UCL

At June 30, 2020 and December 31, 2019, the Company owed UCL Consultants Limited (“UCL”) $223,562 and $9,379, respectively, in connection with medical research performed on behalf of the Company. During the six months ending June 30, 2020 and 2019, the Company paid UCL $0 and $77,328, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

CTI

At June 30, 2020 and December 31, 2019, the Company owed CTI $0 and $280,723, respectively, for medical research performed on behalf of the Company. During the six months ending June 30, 2020 and 2019, the Company paid CTI $126,850 and $993,052, respectively, for medical research performed on behalf of the Company. During the six months ended June 30, 2020 and 2019, the Company paid CTI $25,392 and $24,653, respectively, pursuant to its sublease agreement with CTI. See Note 5. During the six months ended June 30, 2020, the Company recorded a capital contribution of $215,761 for the forgiveness of certain accounts payable due to CTI.

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

Lincoln Park

On May 15, 2019, the Company entered into both a securities purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the securities purchase agreement, the Company has the right to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $20.0 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 24-month period that commenced on May 15, 2019. During May 2019, the Company issued 70,000 shares of the Company’s common stock to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of the Company’s common stock under the agreement, and 30,000 shares of common stock were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $300,000 ($230,000 net of offering costs).

During the six months ended June 30, 2020, the Company issued 196,000 shares of its common stock to Lincoln Park for $1,002,644 of cash. At June 30, 2020, Lincoln Park is obligated to purchase up to $18.7 million worth of the Company’s common stock.

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

Common Stock – At the Market Offering

During April 2020, the Company entered into a sales agreement with BTIG, LLC (“BTIG”), as sales agent, to establish an At-The-Market (“ATM”) offering program. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. The ATM program will remain in full force and effect until the earlier of the sale of all of the shares under the ATM program or the termination of the sales agreement by the Company or BTIG. From the inception of the agreement through June 30, 2020, the Company sold 150,682 shares of common stock at an average price of $5.44 per share for gross proceeds of approximately $0.8 million (net proceeds of $0.7 million).

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

Settlement

In November 2016, the Company entered into a settlement agreement whereby the Company agreed to issue 33,335 shares of the Company’s common stock to an individual to settle a claim in full. The Company assessed the value of the common stock owed form the most readily determinable value of the shares of the Company’s common stock issuable as a part of this settlement. These shares have not been issued and are subject to a restriction on transfer for a period of two years from the date the Company completed its initial public offering, which occurred during February 2019, after which the Company will deliver the shares to the individual. The obligation was recorded as common stock issuable of $50,000 as of June 30, 2020 and December 31, 2019, respectively, pending delivery of the shares to the individual after the restriction period expires.

Stock options

The following table summarizes stock option activity during the six months ended June 30, 2020:

	Number of Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3,417,000	$5.77	9.03	-
Options granted	-	$-	-	-
Options exercised	-	$-	-	-
Options cancelled	-	$-	-	-
Outstanding at June 30, 2020	3,417,000	$5.77	8.53	$2,391,900
Exercisable at June 30, 2020	1,824,951	$7.16	7.86	$403,275

During the six months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $1,363,410 and $1,949,395, respectively, related to stock options. As of June 30, 2020, there was $5,129,479 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.24 years.

Warrants

In connection with the Company’s initial public offering in February 2019, the Company issued warrants to the placement agents to purchase 40,982 shares of the Company’s common stock at an exercise price of $9.60 per common share, which warrants are exercisable until December 19, 2023. These warrants had no intrinsic value as of June 30, 2020.

In October 2017, in connection with the Xencor License Agreement, the Company issued fully vested warrants to purchase an additional number of shares of common stock equal to 10% of the fully diluted Company shares immediately following such purchase. See Note 4. These warrants had no intrinsic value as of June 30, 2020.

On June 30, 2017, the Company issued fully vested warrants with a maturity date of June 30, 2022 and an exercise price of $1.50 to purchase 31,667 shares of the Company’s common stock to a third party in conjunction with common stock sold for cash. These warrants had an intrinsic value of $118,751 as of June 30, 2020.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 respectively:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Research and development	$138,609	$426,308	$277,218	$852,616
General and administrative	543,096	548,388	1,086,192	1,096,779
Total	$681,705	$974,696	$1,363,410	$1,949,395

NOTE 8 – COLLABORATIVE AGREEMENTS

During 2019, the Company was awarded a $1,000,000 grant from the Alzheimer’s Association to advance XPro1595, a novel therapy targeting neuroinflammation as a cause of Alzheimer’s disease. The endowment was awarded under the Part the Cloud to RESCUE grant. During the six months ending June 30, 2020 and 2019, the Company received $0 and $600,000, respectively, related to the grant, which the Company recorded as a reduction of research and development expense. As of June 30, 2020, the Company has received $850,000 of cash proceeds pursuant to this grant. During July 2020, the Company received the final payment tranche of $150,000 from the Alzheimer’s Association.

During the six months ended June 30, 2020, the Company was awarded a $500,000 grant from the Amyotrophic Lateral Sclerosis (ALS) Association to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the six months ended June 30, 2020, the Company received $300,000 of cash proceeds pursuant to this grant which the Company recorded as deferred liabilities on the balance sheet as of June 30, 2020. The Company expects to incur costs in connection with the ALS research beginning in the third quarter of 2020, of which the expenses will be offset by the grant. In the event costs incurred for the ALS research are less than the grant, the remainder would be returned to the ALS Association.

NOTE 9 – SUBSEQUENT EVENTS

From July 1, 2020 through the date of the issuance of this Quarterly Report on Form 10-Q, the Company sold 27,919 shares of common stock at an average price of $5.46 for net proceeds of approximately $0.1 million under the ATM offering.

During July 2020, the Company completed an underwritten public offering in which it sold 2,500,000 shares of common stock at a public offering price of $10.00 per share. The 2,500,000 shares sold included the full exercise of the underwriters’ option to purchase 326,086 shares at a price of $10.00 per share. Aggregate net proceeds from the underwritten public offering were $23.1 million, net of approximately $1.9 million in underwriting discounts and commissions and offering expenses.

During July 2020, the Company granted a consultant 50,000 fully vested warrants with a 5-year term, of which 25,000 warrants had an exercise price of $5.50 per share and 25,000 warrants had an exercise price of $10.00 per share. The fair value of these warrants was approximately $0.4 million. During July 2020, the Company issued the consultant 20,000 shares of common stock with a fair value of approximately $0.2 million and cancelled the 50,000 warrants. The 20,000 shares were issued from the Company’s 2019 Incentive Stock Plan of which the Stock Plan was approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on September 12, 2019.

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

We believe our DN-TNF platform can be used to reverse resistance in immunotherapy, to target glial activation to prevent progression of Alzheimer’s disease (“AD”), to target intestinal leak and inflammation to treat non-alcoholic steatohepatitis (“NASH”) and to treat complications of the cytokine storm associated with COVID-19 infection. The drug is named differently for each indication; INB03, XPro1595, LIVNate and Quellor, respectively, but it is the same drug product. In each case, we believe neutralizing sTNF is a cornerstone to the treatment of each of these diseases. As an immunotherapy for cancer, we are using INB03 to neutralize sTNF produced by HER2+ trastuzumab resistant breast cancers to reverse resistance to therapy. sTNF causes an up-regulation of MUC4 expression that causes steric hindrance of trastuzumab binding to the HER2/Neu receptor on HER2+ breast cancer cells. Without binding, trastuzumab is not effective. In addition, INB03 changes the immunobiology of the tumor microenvironment by decreasing the number of immunosuppressive myeloid cells, both myeloid derived suppressor cells and tumor active macrophages, and increasing the number of cytotoxic lymphocytes in the TME. The Company has completed an open label dose escalation trial in cancer patients with metastatic solid tumors that have failed multiple lines of therapy. The trial informs the design of the Phase II trial by demonstrating that INB03 was safe and well tolerated, defined the dose of INB03 to carry into Phase II trials, and demonstrated a pharmacodynamic end-point. A Phase II trial is planned in women with advanced HER2+ breast cancer with metastasis.

Likewise, we believe the DN-TNF platform can be used to treat selected neurodegenerative diseases. XPro1595 is being used to treat patients with Alzheimer’s disease in a Phase I trial partially funded by a Part-the-Clouds Award from the Alzheimer’s Association. XPro1595 targets activated microglia and astrocytes of the brain that produce sTNF that promotes nerve cell loss and synaptic dysfunction, key elements in the development of dementia. In animal models, elimination of sTNF prevents nerve cell dysfunction and reverses synaptic pruning. The Phase I trial in patients with biomarkers of inflammation with AD is enrolling patients. The open label, dose escalation trial is designed to demonstrate that XPro1595 decreases neuroinflammation in patients with AD. This end-points of the trial are measures of neuroinflammation and neurodegeneration in blood and cerebral spinal fluid, measures of neuroinflammation by MRI by measuring white matter free water and breath by measuring volatile organic compounds in exhaled breath and by monitoring neuropsychiatric symptoms known to be associated with neuroinflammation including depression, apathy, aggression, hallucinations and sleep disorders.

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

Likewise, we believe the DN-TNF platform can be used to treat the complications associated with the cytokine storm caused by coronavirus disease 2019 (“COVID-19”). Three inflammatory cytokines make up the cytokine storm associated with COVID19 infection – sTNF, IL-6 and IL-1β. Targeting sTNF with Quellor may have advantages because IL-6 and IL-1 expression occur after sTNF expression; sTNF promotes endothelial activation causing expression of proteins that promote trafficking of immune cells from the blood vessel to the tissue and expression of Tissue Factor that stimulates the coagulopathy that is a prominent pathology of COVID-19 infection. The Company plans a Phase II trial in patients with symptomatic COVID-19 infection and hypoxia. The goal of the study is to prevent the catastrophic complications of advanced COVID-19 infection including one or more of the need for mechanical ventilation, new onset of cardiovascular, neurologic or thromboembolic disease, admission to an intensive care unit or death. The randomized trial will treat patients requiring hospitalization because of their disease.

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

Since our inception in 2015, we have devoted substantially all of our resources to the discovery and development of our product candidates, including clinical trials and preclinical studies as well as general and administrative support for these operations. To date, we have generated no revenue. We have incurred net losses in each year since our inception and, as of June 30, 2020, we had an accumulated deficit of $25,454,392. Our net losses were $4,178,211 and $2,293,128 for the six months ended June 30, 2020 and 2019, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation.

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

COVID-19

COVID-19 was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.  The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance the development of its drug platforms.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2020	2019	Change
Operating expenses:
General and administrative	$1,204,366	$1,335,727	$(131,361)
Research and development	903,043	634,696	268,347
Waiver of common stock issuable	-	(1,542,000)	1,542,000
Total operating expenses	2,107,409	428,423	1,678,986
Loss from operations	(2,107,409)	(428,423)	(1,678,986)
Other (expense) income	(395)	36,340	(36,735)
Net loss	$(2,107,804)	$(392,083)	$(1,715,721)

General and Administrative

General and administrative expenses were $1.2 million during the three months ended June 30, 2020, compared to $1.3 million during the three months ended June 30, 2019, reflecting a decrease of approximately $0.1 million. The decrease was largely attributable to the Company incurring lower investor relations expense during the three months ended June 30, 2020, partially offset by higher salaries and benefits expense and higher insurance expense during the three months ended June 30, 2020.

Research and Development

Research and development expenses were approximately $0.9 million during the three months ended June 30, 2020, compared to approximately $0.6 million during the three months ended June 30, 2019.  During the three months ended June 30, 2020 and 2019, the Company incurred approximately $0.1 million and $0.4 million, respectively of stock-based compensation which the Company classified as research and development expenses. Also, during the three months ending June 30, 2020 and 2019, the Company recorded Nil and $0.3 million, respectively of grants which the Company recorded as a reduction of research and development expenses. The increase in research and development expenses during the three months ending June 30, 2020 compared to the three months ending June 30, 2019 is largely due to additional amounts incurred for the advancement of our drug platform.

Waiver of Common Stock Issuable

During the three months ended June 30, 2019, the Company reversed $1.5 million of expense as a result of a consultant permanently waiving the Company’s obligation to issue 200,000 shares owed to the consultant which were expensed in a prior period. No similar transaction occurred during the three months ended June 30, 2020.

Other Expense (Income)

The Company incurred other expense of $395 during the three months ended June 30, 2020 compared to other income of $36,340 during the three months ended June 30, 2019 as a result of foreign exchange losses and a decline in the amount the Company invested in money market accounts in addition to a decline in the interest rates the Company earns on its money market accounts during the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2020	2019	Change
Operating expenses:
General and administrative	$2,503,840	$2,634,106	$(130,266)
Research and development	1,695,830	1,247,404	448,426
Waiver of common stock issuable	-	(1,542,000)	1,542,000
Total operating expenses	4,199,670	2,339,510	1,860,160
Loss from operations	(4,199,670)	(2,339,510)	(1,860,160)
Other income	21,459	46,382	(24,923)
Net loss	$(4,178,211)	$(2,293,128)	$(1,885,083)

General and Administrative

General and administrative expenses were $2.5 million during the six months ended June 30, 2020, compared to $2.6 million during the six months ended June 30, 2019, reflecting a decrease of approximately $0.1 million. The decrease was largely attributable to the Company incurring lower investor relations expense during the six months ended June 30, 2020, partially offset by higher salaries and benefits expense and higher insurance expense during the six months ended June 30, 2020.

Research and Development

Research and development expenses were approximately $1.7 million during the six months ended June 30, 2020, compared to approximately $1.2 million during the six months ended June 30, 2019.  During the six months ended June 30, 2020 and 2019, the Company incurred approximately $0.3 million and $0.9 million, respectively of stock-based compensation which the Company classified as research and development expenses. Also, during the six months ending June 30, 2020 and 2019, the Company recorded Nil and $0.6 million, respectively of grants which the Company recorded as a reduction of research and development expenses. The increase in research and development expenses during the six months ending June 30, 2020 compared to the six months ending June 30, 2019 is largely due to additional amounts incurred for the advancement of our drug platform.

 Waiver of Common Stock Issuable

During the six months ended June 30, 2019, the Company reversed $1.5 million of expense as a result of a consultant permanently waiving the Company’s obligation to issue 200,000 shares owed to the consultant which were expensed in a prior period. No similar transaction occurred during the six months ended June 30, 2020.

Other Income

Other income largely declined during the six months ended June 30, 2020 compared to 2019 as a result of a decline in the amount the Company invested in money market accounts in addition to a decline in the interest rates the Company earns on its money market accounts.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $4,178,211 and $2,293,128 for the six months ended June 30, 2020 and 2019, respectively. Net cash used in operating activities was $2,853,094 and $3,005,525 for the six months ended June 30, 2020 and 2019, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of June 30, 2020, we had cash and cash equivalents of $4.8 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs the majority of its research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of June 30, 2020, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.1 million. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

As of June 30, 2020, the Company had an accumulated deficit of $25,454,392 and working capital of $5,141,649. Losses have principally occurred as a result of stock-based compensation expense as well as the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of revenues until such time as the Company’s products are commercialized. As of June 30, 2020, we had cash and cash equivalents of $4.8 million. In addition, in July 2020 we raised an additional $25.0 million in gross proceeds through a public offering of 2,500,000 shares of our common stock at $10.00 per share.  As such, we believe our cash and cash equivalents, including the proceeds received in July 2020, will be sufficient to fund our operations for at least the next 12 months following filing date of this Quarterly Report on Form 10-Q based on the balance of cash balance as of June 30, 2020.

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

The Lincoln Park Transaction

On May 15, 2019, the Company and Lincoln Park entered a purchase agreement (the “Purchase Agreement”) pursuant to which the Company has the right to sell to Lincoln Park up to $20.0 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The Company has the right, from time to time at its sole discretion over the 24-month Purchase Agreement, to direct Lincoln Park to purchase up to 20,000 shares of common stock on any business day (subject to certain limitations contained in the Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Purchase Agreement. The maximum amount of shares subject to any single regular purchase increases as the Company’s share price increases, subject to a maximum of $1.0 million. The purchase price of shares of common stock that the Company elects to sell to Lincoln Park pursuant to the Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct Lincoln Park to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Purchase Agreement. From inception of the Purchase Agreement through December 31, 2019, 100,000 shares were issued pursuant to the Purchase Agreement resulting in aggregate gross proceeds of $300,000 (net proceeds of $230,000) to the Company.  During the six months ended June 30, 2020, the Company issued 196,000 shares of the Company’s common stock to Lincoln Park for gross proceeds of $1,002,644.

ATM Sales Agreement

On April 16, 2020, we entered into a sales agreement with BTIG, as sales agent, to establish an ATM offering program. We were required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. During the six months ended June 30, 2020, we issued and sold 150,682 shares of common stock at an average price of $5.44 per share under the ATM program. The aggregate net proceeds were approximately $0.7 million after BTIG’s commission and other offering expenses. During the period from July 1, 2020 through the date of this filing, we issued and sold 27,919 shares at an average price of $5.46 per share under the ATM program for net proceeds of approximately $0.1 million after BTIG’s commission.

Public Offering

During July 2020, the Company completed an underwritten public offering in which it sold 2,500,000 shares of common stock at a public offering price of $10.00 per share. The 2,500,000 shares sold included the full exercise of the underwriters’ option to purchase 326,086 shares at a price of $10.00 per share. Aggregate net proceeds from the underwritten public offering were approximately $23.1 million, net of approximately $1.9 million in underwriting discounts and commissions and offering expenses.

Grants

During 2019, the Company was awarded a $1,000,000 grant from the Alzheimer’s Association to advance XPro1595, a novel therapy targeting neuroinflammation as a cause of Alzheimer’s disease. The endowment was awarded under the Part the Cloud to RESCUE grant. During the six months ending June 30, 2020 and 2019, the Company received $0 and $600,000, respectively, related to the grant which the Company recorded as a reduction of research and development expense. As of June 30, 2020, the Company has received $850,000 of cash proceeds pursuant to this grant. During July 2020, the Company received the final payment tranche pursuant to this award of $150,000.

During the six months ended June 30, 2020, the Company was awarded a $500,000 grant from the Amyotrophic Lateral Sclerosis Association to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the six months ended June 30, 2020, the Company received $300,000 of cash proceeds pursuant to this grant which the Company recorded within deferred liabilities on the balance sheet as of June 30, 2020. The Company expects to incur costs in connection with the ALS research beginning in the third quarter of 2020, of which the expenses will be offset by the grant. In the event costs incurred for the ALS research are less than the grant, the remainder would be returned to the ALS Association.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
Net cash and cash equivalents (used in) provided by:
Operating activities	$(2,853,094)	$(3,005,525)
Financing activities	655,489	12,209,021
Change in cash and cash equivalents	(2,197,605)	9,203,496
Impact on cash from foreign currency translation	18,641	(25,736)
Cash and cash equivalents, beginning of period	6,995,525	186,204
Cash and cash equivalents, end of period	$4,816,561	$9,363,964

Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used approximately $2.9 million of cash for the six months ended June 30, 2020, primarily resulting from our net loss of approximately $4.2 million, a net cash outflow of approximately $0.1 million for changes in our net operating assets and liabilities, and non-cash stock-based compensation charges of approximately $1.4 million. The change in our net operating assets and liabilities was primarily driven by an increase in research and development tax credit receivable of approximately $0.5 million, and an increase in prepaid expenses of approximately $0.2 million, partially offset by an increase in deferred liabilities of approximately $0.4 million and an increase in accounts payable and accrued liabilities of $0.2 million.

Operating activities used $3.0 million of cash for the six months ended June 30, 2019, primarily resulting from our net loss of $2.3 million, a net cash outflow of $1.1 million for changes in our net operating assets and liabilities, offset by non-cash stock-based compensation charges of $0.4 million. The change in our net operating assets and liabilities was primarily driven by a decrease in accounts payable and accrued liabilities - related parties of $0.2 million – related parties, an increase in the research and development tax credit receivable of $0.3 million, an increase in prepaid expenses – related party of $0.2 million and an increase in prepaid expenses of $0.2 million.

Financing Activities

During the six months ended June 30, 2020, the Company purchased 220,000 shares from an investor for approximately $1.0 million. In addition, the Company sold 196,000 shares of its common stock to Lincoln Park for cash proceeds of approximately $1.0 million.

During the six months ended June 30, 2020, the Company issued and sold 150,682 shares of common stock at an average price of $5.44 per share under the ATM program for net cash proceeds of approximately $0.7 million.

During February 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross proceeds of approximately $8.2 million (net proceeds of approximately $7.3 million).

During April and May 2019, the Company sold 522,212 shares of its common stock to certain investors for cash proceeds of approximately $4.7 million of which the Company’s CEO purchased 11,100 shares for $119,325 of cash and the Company’s CFO purchased 5,000 shares for $53,550 of cash.

On May 15, 2019, the Company sold 30,000 shares of its common stock to Lincoln Park for $300,000 in gross cash proceeds (net cash proceeds of $230,000) and issued 70,000 shares of its common stock to Lincoln Park pursuant to the terms of the purchase agreement as consideration for its commitment to purchase shares under the purchase agreement.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and there have been no material changes during the six months ended June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, there has been no material change in our assessment of our sensitivity to market risk since our statement set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the small size of the Company and limited segregation of duties, our disclosure controls and procedures were not effective as of June 30, 2020.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INmune Bio Inc.

Date: August 5, 2020	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)