Form 10-Q
period 2020-09-30
Inmune Bio, Inc.
filed 2020-11-05
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 5, 2020, there were 13,447,948 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,311,153	$6,995,525
Research and development tax incentive receivable	1,465,377	568,139
Other tax receivable	143,657	77,225
Prepaid expenses	216,871	97,623
Prepaid expenses – related party	-	26,266

TOTAL CURRENT ASSETS	26,137,058	7,764,778

Operating lease – right of use asset – related party	165,388	191,543
Acquired in-process research and development intangible assets	16,514,000	16,514,000

TOTAL ASSETS	$42,816,446	$24,470,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,191,086	$401,989
Accounts payable and accrued liabilities – related parties	9,132	290,102
Deferred liabilities	253,709	-
Operating lease, current liability – related party	20,183	8,288
TOTAL CURRENT LIABILITIES	1,474,110	700,379

Long-term operating lease liability – related party	136,043	160,164
TOTAL LIABILITIES	1,610,153	860,543

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 13,447,948 and 10,770,948 shares issued and outstanding, respectively	13,448	10,771
Additional paid-in capital	71,351,634	44,833,703
Common stock issuable	50,000	50,000
Accumulated other comprehensive loss	(37,735)	(8,515)
Accumulated deficit	(30,171,054)	(21,276,181)
TOTAL STOCKHOLDERS’ EQUITY	41,206,293	23,609,778

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,816,446	$24,470,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	2,456,266	1,916,200	4,960,106	4,550,306
Research and development	2,362,880	1,167,986	4,058,710	2,415,390
Waiver of common stock issuable	-	-	-	(1,542,000)
Total operating expenses	4,819,146	3,084,186	9,018,816	5,423,696

LOSS FROM OPERATIONS	(4,819,146)	(3,084,186)	(9,018,816)	(5,423,696)

OTHER INCOME	102,484	17,220	123,943	63,602

NET LOSS	$(4,716,662)	$(3,066,966)	$(8,894,873)	$(5,360,094)

Net loss per common share – basic and diluted	$(0.36)	$(0.28)	$(0.77)	$(0.53)

Weighted average common shares outstanding - basic and diluted	12,926,539	10,762,473	11,496,753	10,105,675

COMPREHENSIVE LOSS
Net loss	$(4,716,662)	$(3,066,966)	$(8,894,873)	$(5,360,094)
Other comprehensive loss on foreign currency translation	(47,861)	(35,542)	(29,220)	(61,278)

Total comprehensive loss	$(4,764,523)	$(3,102,508)	$(8,924,093)	$(5,421,372)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Common Stock		Additional	Common	Accumulated Other Comprehensive		Total
	Shares	Par Value	Paid-In Capital	Stock Issuable	Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2020	10,770,948	$10,771	$44,833,703	$50,000	$(8,515)	$(21,276,181)	$23,609,778

Issuance of common stock for cash	196,000	196	1,002,448	-	-	-	1,002,644
Acquisition and retirement of common stock	(220,000)	(220)	(1,011,780)	-	-	-	(1,012,000)
Capital contribution	-	-	215,761	-	-	-	215,761
Stock-based compensation	-	-	681,705	-	-	-	681,705
Loss on foreign currency translation	-	-	-	-	(20,737)	-	(20,737)
Net loss	-	-	-	-	-	(2,070,407)	(2,070,407)
Balance, March 31, 2020	10,746,948	10,747	45,721,837	50,000	(29,252)	(23,346,588)	22,406,744

Issuance of common stock for cash, net	150,682	151	664,694	-	-	-	664,845
Stock-based compensation	-	-	681,705	-	-	-	681,705
Gain on foreign currency translation	-	-	-	-	39,378	-	39,378
Net loss	-	-	-	-	-	(2,107,804)	(2,107,804)
Balance, June 30, 2020	10,897,630	10,898	47,068,236	50,000	10,126	(25,454,392)	21,684,868

Issuance of common stock for cash, net	2,527,918	2,528	23,237,764	-	-	-	23,240,292
Cashless exercise of warrants	2,400	2	(2)	-	-	-	-
Stock-based compensation	20,000	20	1,045,636	-	-	-	1,045,656
Loss on foreign currency translation	-	-	-	-	(47,861)	-	(47,861)
Net loss	-	-	-	-	-	(4,716,662)	(4,716,662)
Balance, September 30, 2020	13,447,948	$13,448	$71,351,634	$50,000	$(37,735)	$(30,171,054)	$41,206,293

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

	Common Stock		Additional	Common	Accumulated Other Comprehensive		Total
	Shares	Par Value	Paid-In Capital	Stock Issuable	Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2019	8,719,441	$8,719	$25,446,196	$4,676,000	$6,529	$(13,597,868)	$16,539,576

Issuance of common stock and warrants for cash, net	1,020,820	1,021	7,250,121	-	-	-	7,251,142
Stock-based compensation	-	-	974,699	-	-	-	974,699
Loss on foreign currency translation	-	-	-	-	(722)	-	(722)
Net loss	-	-	-	-	-	(1,901,045)	(1,901,045)
Balance, March 31, 2019	9,740,261	9,740	33,671,016	4,676,000	5,807	(15,498,913)	22,863,650

Stock-based compensation	-	-	974,696	-	-	-	974,696
Issuance of common stock for cash, net	622,212	622	4,957,257	-	-	-	4,957,879
Issuance of common stock issuable	400,000	400	3,083,600	(3,084,000)	-	-	-
Waiver of common stock issuable	-	-	-	(1,542,000)	-	-	(1,542,000)
Loss on foreign currency translation	-	-	-	-	(25,014)	-	(25,014)
Net loss	-	-	-	-	-	(392,083)	(392,083)
Balance, June 30, 2019	10,762,473	10,762	42,686,569	50,000	(19,207)	(15,890,996)	26,837,128

Stock-based compensation	-	-	974,696	-	-	-	974,696
Loss on foreign currency translation	-	-	-	-	(35,542)	-	(35,542)
Net loss	-	-	-	-	-	(3,066,966)	(3,066,966)
Balance, September 30, 2019	10,762,473	$10,762	$43,661,265	$50,000	$(54,749)	$(18,957,962)	$24,709,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,894,873)	$(5,360,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,409,066	2,924,091
Waiver of common stock issuable	-	(1,542,000)
Changes in operating assets and liabilities:
Research and development tax incentive receivable	(897,238)	(361,769)
Other tax receivable	(66,432)	(68,460)
Joint development cost receivable	-	17,989
Prepaid expenses	(119,248)	(106,478)
Prepaid expenses – related party	26,266	(118,602)
Accounts payable and accrued liabilities	789,097	(215,983)
Accounts payable and accrued liabilities – related parties	(65,209)	(108,434)
Deferred liabilities	253,709	-
Operating lease liability – related party	13,929	(11,546)
Net cash used in operating activities	(6,550,933)	(4,951,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	24,907,781	12,209,021
Purchase of common stock	(1,012,000)	-
Net cash provided by financing activities	23,895,781	12,209,021

Impact on cash from foreign currency translation	(29,220)	(61,278)

NET INCREASE IN CASH	17,315,628	7,196,457

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,995,525	186,204

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,311,153	$7,382,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution	$215,761	$-
Cashless exercise of warrants	$2	$-
Issuance of warrants to placement agents	$-	$247,452
Issuance of common stock issuable	$-	$3,084,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INMUNE BIO, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

INmune Bio, Inc. (the “Company” or “INmune Bio”) was organized in the State of Nevada on September 25, 2015, and is a clinical stage biotechnology pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune Bio has two product platforms. The DN-TNF product platform utilizes dominant-negative technology to selectively neutralize soluble TNF, a key driver of innate immune dysfunction and mechanistic target of many diseases. DN-TNF is currently being developed for COVID-19 complications (Quellor), cancer (INB03), Alzheimer’s and treatment resistant depression (XPro595), and NASH (LIVNate). The Natural Killer Cell Priming Platform includes INKmune aimed at priming the patient’s NK cells to eliminate minimal residual disease in patients with cancer. INmune Bio’s product platforms utilize a precision medicine approach for the treatment of a wide variety of hematologic malignancies, solid tumors and chronic inflammation.

NOTE 2 – LIQUIDITY

As of September 30, 2020, the Company had an accumulated deficit of $30,171,054 and experienced losses since its inception. Losses have principally occurred as a result of non-cash stock-based compensation expense and the substantial resources required for research and development of the Company’s products, which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and achieve its business plan:

●	During July 2020, the Company completed an underwritten public offering in which it sold 2,500,000 shares of common stock at a public offering price of $10.00 per share. The 2,500,000 shares sold included the full exercise of the underwriters’ option to purchase 326,086 shares at a price of $10.00 per share. Aggregate net proceeds from the underwritten public offering were approximately $23.1 million, net of approximately $1.9 million in underwriting discounts and commissions and offering expenses.

●	During April 2020, the Company entered into a sales agreement with BTIG, LLC (“BTIG”), as sales agent, to establish an At-The-Market (“ATM”) offering program. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. The ATM program will remain in full force and effect until the earlier of the sale of all of the shares under the ATM program or the termination of the sales agreement by the Company or BTIG. From April 2020 through September 2020, the Company sold 178,600 shares of common stock at an average price of $5.45 per share for net proceeds of approximately $0.8 million.

●	During May 2019, the Company entered into a securities purchase agreement (“Purchase Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $20.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date of issuance of this Quarterly Report on Form 10-Q, the Company has already received approximately $1.3 million from the Purchase Agreement from the sale of 296,000 shares of common stock to Lincoln Park from the inception of the Purchase Agreement through the date of issuance of this Form 10-Q, leaving the Company an additional $18.7 million to draw upon, subject to the Company’s compliance with the terms and conditions of the Purchase Agreement.

Although it is difficult to predict the Company’s liquidity requirements, as of September 30, 2020, and based upon the Company’s current operating plan, the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of September 30, 2020. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

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

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict. Also, economies worldwide have also been negatively impacted by the COVID-19 pandemic, however policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

In addition, the Company’s clinical trials have been affected by and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not and others may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact the Company’s clinical trial operations.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations (“CROs”) and the Company’s clinical trials, all of which are uncertain and cannot be predicted. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

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

Research and Development Tax Incentive Receivable

The Company, through its wholly-owned subsidiary in Australia, participates in the Australian research and development tax incentive program, such that a percentage of our qualifying research and development expenditures are reimbursed by the Australian government, and such incentives are reflected as a reduction of research and development expense. The Australian research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

The Company, through its wholly-owned subsidiary in the United Kingdom, participates in the research and development program provided by the United Kingdom tax relief program, such that a percentage of our qualifying research and development expenditures are reimbursed by the United Kingdom government, and such incentives are reflected as a reduction of research and development expense. The United Kingdom research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

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

At September 30, 2020, the Company had 3,457,000 potentially issuable shares of common stock upon the exercise of stock options and 1,955,922 potentially issuable shares of common stock upon the exercise of warrants.

At September 30, 2019, the Company had 1,632,000 potentially issuable shares of common stock upon the exercise of stock options and 1,461,649 potentially issuable shares of common stock upon the exercise of warrants.

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

Research and Development

Research and development (“R&D”) costs are expensed as incurred. Research and development tax incentives are recorded by the Company as a reduction of research and development costs. Major components of research and development costs include cash compensation, stock-based compensation, costs of preclinical studies, clinical trials and related clinical manufacturing, costs of drug development, costs of materials and supplies, facilities cost, overhead costs, regulatory and compliance costs, and fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf.

The Company recognizes grants as contra research and development expense in the consolidated statement of operations on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in the United States. The impact of the CARES Act on the Company for the period ending September 30, 2020 was not significant.

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

Recently Adopted Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company´s consolidated financial position, operations, or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2020, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax incentive that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax incentive requests annually for research and development expenses incurred and recorded a related receivable in the amount of $865,228 and $395,850 as of September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company received $0 and $152,514, respectively, of R&D tax incentive reimbursements from the UK.

According to AUS tax law, the Company is allowed an R&D tax incentive that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax incentive requests annually for research and development expenses incurred. On September 30, 2020 and December 31, 2019, the Company recorded a research and development tax incentive receivable of $600,149 and $172,289, respectively, for R&D expenses incurred in Australia. During the nine months ended September 30, 2020 and 2019, the Company received $178,029 and $0, respectively, of R&D tax incentive reimbursements from Australia.

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

INKmune License Agreement

On October 29, 2015, the Company entered into an exclusive license agreement (the “INKmune License Agreement”) with Immune Ventures, LLC (“Immune Ventures”). Pursuant to the INKmune License Agreement, the Company was granted exclusive worldwide rights to the patents, including rights to incorporate any improvements or additions to the patents that may be developed in the future. In consideration for the patent rights, the Company agreed to the following milestone payments (of which none have been met as of September 30, 2020):

Each Phase I initiation	$25,000
Each Phase II initiation	$250,000
Each Phase III initiation	$350,000
Each NDA/EMA filing	$1,000,000
Each NDA/EMA awarded	$9,000,000

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer. As of September 30, 2020, no sales had occurred under this license.

The term of the agreement began on October 29, 2015 and, if not terminated sooner pursuant to the agreement, ends on a country by country basis on the date of the expiration of the last to expire patent rights where patent rights exists. Upon the termination of the agreement we shall have a fully paid up, perpetual, royalty-free license without further obligation to Immune Ventures. The agreement can be terminated by Immune Ventures if, after 60 days from the Company’s receipt of notice that the Company has not made a payment under the agreement, and the Company still does not make this payment. On July 20, 2018, the parties amended the agreement under which the Company was required achieve milestones pursuant to the agreement. On October 30, 2020, the parties executed an additional amendment to the agreement under which which the Company is required to achieve the following milestones:

Initiation of Phase 1 clinical or equivalent trials by October 29, 2021

Initiation of Phase II clinical trials or equivalent by October 29, 2023

Initiation of Phase III clinical trials or equivalent by October 29, 2025

Filing of NDA or equivalent by October 29, 2026 or equivalent

If the Company doesn’t achieve the above milestones, it is required to negotiate in good faith with Immune Ventures to determine how it can either remedy the failure or achieve an alternate development. If the Company fails to make any required efforts, or if the efforts do not remedy the situation within 60 days of written notice by Immune Ventures, then Immune Ventures may provide notice to terminate the license or convert it to a non-exclusive license.

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

In exchange for the license agreement, the Company paid UCLB an initial license fee of approximately $10,000 and shall pay annual licensing fees of approximately $13,000 per year for the remaining term of the agreement beginning in July 2020. The Company will pay UCLB a royalty of 3-3.5% of the net sales value (as defined in the agreement) of all licensed products sold or used by the Company. In the event the Company sub-licenses the technology and know-how, the Company will pay UCLB a royalty of twelve (12) percent of consideration (cash or non-cash) received by the Company in relation to the development or sub-licensing of any of the technology and know-how.

NOTE 5 – LEASE

In May 2019, the Company signed a sublease agreement with a related party for office space in La Jolla, California, which serves as the headquarters of the Company. The lease has a 61-month term, which corresponds to the lease term of the lessor. The lessor is CTI Clinical Trial & Consulting Services (“CTI”). CTI is majority-owned by a member of the Company’s Board of Directors. The lessor may extend its lease for an additional 5 years, and, if it does, the Company may also extend its sublease for 5 years. The Company did not include the option to extend in the calculation of the lease liabilities as such extension is not reasonably certain to occur. Variable lease costs for the Company’s lease consists of operating expenses for the spaces. Below is a summary of the Company’s right-of-use assets and liabilities:

	December 31, 2019	September 30, 2020

Right-of-use asset – related party	$191,543	$165,388

Operating lease, current liability – related party	$8,288	$20,183
Long-term operating lease liability – related party	160,164	136,043
Total lease liability	$168,452	$156,226

Weighted-average remaining lease term	4.5 years	3.8 years
Weighted-average discount rate	10.00%	10.00%

During the nine months ended September 30, 2020, the Company recognized $39,321 in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

UCL

At September 30, 2020 and December 31, 2019, the Company owed UCL Consultants Limited (“UCL”) $9,132 and $9,379, respectively, in connection with medical research performed on behalf of the Company. During the nine months ending September 30, 2020 and 2019, the Company paid UCL $334,738 and $291,622, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

CTI

At September 30, 2020 and December 31, 2019, the Company owed CTI $0 and $280,723, respectively, for medical research performed on behalf of the Company. During the nine months ending September 30, 2020 and 2019, the Company paid CTI $126,850 and $1,060,110, respectively, for medical research performed on behalf of the Company. During the nine months ended September 30, 2020 and 2019, the Company paid CTI $25,392 and $24,653, respectively, pursuant to its sublease agreement with CTI. See Note 5. During the nine months ended September 30, 2020, the Company recorded a capital contribution of $215,761 for the forgiveness of certain accounts payable due to CTI.

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

During the nine months ended September 30, 2020, the Company issued 196,000 shares of its common stock to Lincoln Park for $1,002,644 of cash. At September 30, 2020, Lincoln Park is obligated to purchase up to $18.7 million worth of the Company’s common stock.

As contemplated by the securities purchase agreement with Lincoln Park, and so long as the closing price of the Company’s common stock exceeds $3.50 per share, then the Company may, subject to the terms and conditions of the Agreement, direct Lincoln Park, at its sole discretion to purchase up to 20,000 shares of its common stock on any business day. The purchase price will be based on the market prices of the common stock at the time of such purchases as set forth in the securities purchase agreement.

In addition to regular purchases, the Company may, subject to the terms and conditions of the Agreement, also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement. There are no trading volume requirements or restrictions under the purchase agreement nor any upper limits on the price per share that Lincoln Park must pay for shares of common stock.

Purchase and retirement of common stock

During January 2020, the Company purchased and cancelled 220,000 shares of its common stock from a shareholder in exchange for $1,012,000 of cash. Immediately following the purchase, the investor owned less than 10% of the outstanding common stock of the Company.

Common Stock – At the Market Offering

During April 2020, the Company entered into a sales agreement with BTIG, LLC (“BTIG”), as sales agent, to establish an At-The-Market (“ATM”) offering program. The sales agreement with BTIG was subsequently amended during August 2020. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. The ATM program will remain in full force and effect until the earlier of the sale of all of the shares under the ATM program or the termination of the sales agreement by the Company or BTIG. From the inception of the agreement through September 30, 2020, the Company sold 178,600 shares of common stock at an average price of $5.45 per share for gross proceeds of $972,879 (net proceeds of $812,828), of which 150,682 shares were sold for gross proceeds of $820,319 (net proceeds $664,845) during the three months ended June 30, 2020 and 27,918 shares were sold for gross proceeds of $152,560 (net proceeds of $147,983) during the three months ended September 30, 2020. Pursuant to the ATM, the Company paid BTIG commissions and fees of $74,610 during the three months ended June 30, 2020 and $4,577 during the three months ended September 30, 2020.

Underwritten Stock Offering

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

Common Stock Issued for Services

During July 2020, the Company granted a consultant 50,000 fully vested warrants with a 5-year term, of which 25,000 warrants had an exercise price of $5.50 per share and 25,000 warrants had an exercise price of $10.00 per share. The fair value of these warrants was $356,874 based on the Black-Scholes Option Pricing Model and was recorded within general and administrative expense. The assumptions used for these warrants consist of the exercise prices, expected dividends of 0%, expected volatility of 111.67% based on the trading history of similar companies, risk-free rate of 0.30% based on the applicable US Treasury bill rate and an expected life of 5.0 years. During July 2020, the Company issued the consultant 20,000 shares of common stock and cancelled the 50,000 warrants. The 20,000 shares were issued from the Company’s 2019 Incentive Stock Plan and had a fair value of approximately $230,000 based on the market value of the Company’s common stock on the grant date. The Company accounted for the exchange of the warrants for shares of common stock as a modification and recorded no additional expense in connection with the exchange as the fair value of warrants exceeded the fair value of the shares issued.

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

Settlement

In November 2016, the Company entered into a settlement agreement whereby the Company agreed to issue 33,335 shares of the Company’s common stock to an individual to settle a claim in full. The Company assessed the value of the common stock owed form the most readily determinable value of the shares of the Company’s common stock issuable as a part of this settlement. These shares have not been issued and are subject to a restriction on transfer for a period of two years from the date the Company completed its initial public offering, which occurred during February 2019, after which the Company will deliver the shares to the individual. The obligation was recorded as common stock issuable of $50,000 as of September 30, 2020 and December 31, 2019, respectively, pending delivery of the shares to the individual after the restriction period expires.

Stock options

During September 2020, the Company granted an employee options to purchase 40,000 shares of its common stock pursuant to the 2019 Incentive Stock Plan. The stock options have a fair value of $339,731 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.46% based on the applicable US Treasury bill rate (2) expected life of 6.25 years, (3) expected volatility of approximately 106% based on the trading history of similar companies, and (4) zero expected dividends.

The following table summarizes stock option activity during the nine months ended September 30, 2020:

	Number of Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3,417,000	$5.77	9.03	-
Options granted	40,000	$10.38	-	-
Options exercised	-	$-	-	-
Options cancelled	-	$-	-	-
Outstanding at September 30, 2020	3,457,000	$5.82	8.30	$15,520,320
Exercisable at September 30, 2020	1,989,931	$6.96	7.71	$6,667,156

During the nine months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of $2,052,192 and $2,924,091, respectively, related to stock options. As of September 30, 2020, there was $4,780,427 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.17 years.

Warrants

In connection with the Company’s initial public offering in February 2019, the Company issued warrants to the placement agents to purchase 40,982 shares of the Company’s common stock at an exercise price of $9.60 per common share, which warrants are exercisable until December 19, 2023. During July 2020, 6,147 of these warrants were exercised on a cashless basis in exchange for 2,400 shares of the Company’s common stock. At September 30, 2020, 34,835 of these warrants are outstanding and the intrinsic value is $24,733.

In October 2017, in connection with the Xencor License Agreement, the Company issued fully vested warrants to purchase an additional number of shares of common stock equal to 10% of the fully diluted Company shares immediately following such purchase. See Note 4. These warrants had an intrinsic value of $9,479,920 as of September 30, 2020.

On June 30, 2017, the Company issued fully vested warrants with a maturity date of June 30, 2022 and an exercise price of $1.50 to purchase 31,667 shares of the Company’s common stock to a third party in conjunction with common stock sold for cash. These warrants had an intrinsic value of $278,986 as of September 30, 2020.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 respectively:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Research and development	$145,687	$426,308	$422,905	$1,278,924
General and administrative	899,969	548,388	1,986,161	1,645,167
Total	$1,045,656	$974,696	$2,409,066	$2,924,091

NOTE 8 – COLLABORATIVE AGREEMENTS

During 2019, the Company was awarded a $1,000,000 grant from the Alzheimer’s Association to advance XPro1595, a novel therapy targeting neuroinflammation as a cause of Alzheimer’s disease. The endowment was awarded under the Part the Cloud to RESCUE grant. During the nine months ending September 30, 2020 and 2019, the Company received $150,000 and $600,000, respectively, related to the grant, which the Company recorded as a reduction of research and development expense. As of September 30, 2020, the Company has received $1,000,000 of cash proceeds from the Alzheimer’s Association and no additional amounts are available to the Company pursuant to this grant.

During the nine months ended September 30, 2020, the Company was awarded a $500,000 grant from the Amyotrophic Lateral Sclerosis (“ALS”) Association to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the nine months ended September 30, 2020, the Company received $300,000 of cash proceeds pursuant to this grant which the Company recorded as deferred liabilities. During the three and nine months ended September 30, 2020, the Company recorded $110,878 as a reduction of deferred liabilities as a result of incurring costs related to the ALS grant. As of September 30, 2020, the Company recorded $189,122 as deferred liabilities in the consolidated balance sheet related to the ALS grant.

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (NIH), of which the Company expects to receive approximately $0.7 million in 2020, approximately $1.2 million in 20201 and approximately $1.0 million in 2022. The grant will support a Phase 2 study of XPro1595 in patients with treatment resistant depression. As of September 30, 2020, the Company has not received any proceeds pursuant to this grant.

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

Description of Business

Overview

We are a clinical-stage immunotherapy company focused on developing drugs that may reprogram the patient’s innate immune system to treat disease. We believe this may be done by targeting cells of the innate immune system that cause acute and chronic inflammation and are involved in the immune dysfunction associated with chronic diseases such as cancer, neurodegenerative, metabolic and infectious diseases. The Company has two therapeutic platforms – dominant-negative TNF platform (“DN-TNF”) and the Natural Killer (“NK”) platform. The DN-TNF platform neutralizes soluble TNF (“sTNF”) without affecting trans-membrane TNF (“tmTNF”) or the receptors TNFR1 and TNFR2. This unique biologic mechanism differentiates the DN-TNF drugs from currently approved non-selective TNF inhibitors that inhibit the function of both sTNF and tmTNF. Protecting the function of tmTNF while neutralizing the function of sTNF is a potent anti-inflammatory drug that does not cause immunosuppression or demyelination. Currently approved non-selective TNF inhibitors are approved to treat autoimmune disease, however they are contraindicated in patients with infection, cancer and neurologic diseases because they increase the risk of infection, cancer and demyelinating neurologic diseases, respectively, because of off-target effects on inhibiting tmTNF. The NK platform targets the dysfunctional natural killer cells (“NK cells”) in patients with cancer. NK cells are part of the normal immunologic response to cancer with important roles in immunosurveillance to prevent cancer and in preventing relapse by clearing residual disease. Residual disease is the cancer left behind, often undetected, that can grow and cause relapse. The NK cells of cancer patients have the ability to kill cancer cells but are not effective because cancer cells mutate to evade NK cell immune surveillance. INKmune provides the missing signals needed to prime NK cells to overcome the immune evasion mutation to allow NK cells to kill the cancer cell. We believe INKmune is best used to eliminate residual disease after the patient has completed other cancer therapies. Both the DN-TNF platform and the INKmune platform can be used to treat multiple diseases. The DN-TNF platform will be used as an immunotherapy for the treatment of cancer, neurodegenerative, metabolic and infectious diseases. INKmune is being developed to treat NK sensitive hematologic malignancies and solid tumors.

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

In addition, we believe the DN-TNF platform can be used to treat selected metabolic diseases. LIVNate is being developed to treat NASH. NASH is a pleiotropic disease caused by a complex mix of metabolic, inflammatory and fibrotic pathophysiology. We believe targeting inflammation caused by intestinal leak, mesenteric and peripheral fat will prevent lipotoxicity, hepatic stellate cell activation and hepatocyte death that causes fibrosis and liver dysfunction associated with advanced disease. sTNF is elevated in obesity and is believed to cause intestinal leak. Intestinal leak combined with cytokines coming from mesenteric fat may dramatically increase the concentration of inflammatory cytokines in portal blood destined for the liver. The cytokine load contributes to the development of non-alcoholic fatty liver disease (“NAFLD”) and progression to NASH. LIVNate, by neutralizing sTNF improves insulin sensitivity, decreases the inflammation in peripheral and mesenteric fat and may also seal the intestinal leak. This combination prevents development of NAFLD or NASH in animal models. The Company is planning a Phase II open label randomized study using non-invasive measures to enroll patients with NASH in a study using a fixed dose of LIVNate delivered as a once a week sub-cutaneous injection.

We also believe the DN-TNF platform may be used to treat the complications associated with the cytokine storm caused by coronavirus disease 2019 (“COVID-19”). Three inflammatory cytokines make up the cytokine storm associated with COVID19 infection – sTNF, IL-6 and IL-1β. Targeting sTNF with Quellor may have advantages because IL-6 and IL-1 expression occur after sTNF expression; sTNF promotes endothelial activation causing expression of proteins that promote trafficking of immune cells from the blood vessel to the tissue and expression of Tissue Factor that stimulates the coagulopathy that is a prominent pathology of COVID-19 infection. The Company plans a Phase II trial in patients with symptomatic COVID-19 infection and hypoxia. The goal of the study is to prevent the catastrophic complications of advanced COVID-19 infection including one or more of the need for mechanical ventilation, new onset of cardiovascular, neurologic or thromboembolic disease, admission to an intensive care unit or death. The randomized trial will treat patients requiring hospitalization because of their disease.

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

Since our inception in 2015, we have devoted substantially all of our resources to the discovery and development of our product candidates, including clinical trials and preclinical studies as well as general and administrative support for these operations. To date, we have generated no revenue. We have incurred net losses in each year since our inception and, as of September 30, 2020, we had an accumulated deficit of $30,171,054. Our net losses were $8,894,873 and $5,360,094 for the nine months ended September 30, 2020 and 2019, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation.

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict. Also, economies worldwide have also been negatively impacted by the COVID-19 pandemic, however policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

In addition, the Company’s clinical trials have been affected by and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not and others may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact the Company’s clinical trial operations.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations (“CROs”) and the Company’s clinical trials, all of which are uncertain and cannot be predicted. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

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

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	clinical trial and regulatory-related costs;

●	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;

●	manufacturing and testing costs and related supplies and materials; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation.

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

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

●	per patient trial costs;

●	the number of sites included in the clinical trials;

●	the countries in which the clinical trials are conducted;

●	the length of time required to enroll eligible patients;

●	the number of patients that participate in the clinical trials;

●	the number of doses that patients receive;

●	the cost of comparative agents used in clinical trials;

●	the drop-out or discontinuation rates of patients;

●	potential additional safety monitoring or other studies requested by regulatory agencies;

●	the duration of patient follow-up;

●	the efficacy and safety profile of the product candidate; and

●	the cost of manufacturing, finishing, labelling and storage drug used in the clinical trial.

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

Other income

Other income primarily consists of interest income on money market accounts, foreign exchange gain (loss) and other non-operating income (expense).

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2020	2019	Change
Operating expenses:
General and administrative	$2,456,266	$1,916,200	$540,066
Research and development	2,362,880	1,167,986	1,194,894
Total operating expenses	4,819,146	3,084,186	1,734,960
Loss from operations	(4,819,146)	(3,084,186)	(1,734,960)
Other income	102,484	17,220	85,264
Net loss	$(4,716,662)	$(3,066,966)	$(1,649,696)

General and Administrative

General and administrative expenses were $2.5 million during the three months ended September 30, 2020, compared to $1.9 million during the three months ended September 30, 2019, reflecting an increase of approximately $0.6 million. The increase was largely attributable to the Company incurring additional professional fees ($0.6 million) and stock-based compensation ($0.4 million), partially offset by lower investor relations expense ($0.5 million) during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Research and Development

Research and development expenses were approximately $2.4 million during the three months ended September 30, 2020, compared to approximately $1.2 million during the three months ended September 30, 2019.  During the three months ended September 30, 2020 and 2019, the Company incurred approximately $0.1 million and $0.4 million, respectively, of stock-based compensation, which the Company classified as research and development expenses. Also, during the three months ending September 30, 2020 and 2019, the Company recorded $0.2 million and $Nil, respectively, of grants which the Company recorded as a reduction of research and development expenses. The increase in research and development expenses during the three months ending September 30, 2020 compared to the three months ending September 30, 2019 is due to additional amounts incurred for the advancement of our drug platform and due to the Company incurring manufacturing costs in connection with producing its DN-TNF product.

Other Income

Other income increased during the three months ended September 30, 2020 compared to 2019 as a result of the Company receiving a refund pursuant to a release and settlement agreement from a third-party vendor of approximately $0.1 million for services provided in a previous year.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2020	2019	Change
Operating expenses:
General and administrative	$4,960,106	$4,550,306	$409,800
Research and development	4,058,710	2,415,390	1,643,320
Waiver of common stock issuable	-	(1,542,000)	1,542,000
Total operating expenses	9,018,816	5,423,696	3,595,120
Loss from operations	(9,018,816)	(5,423,696)	(3,595,120)
Other income	123,943	63,602	60,341
Net loss	$(8,894,873)	$(5,360,094)	$(3,534,779)

General and Administrative

General and administrative expenses were $5.0 million during the nine months ended September 30, 2020, compared to $4.6 million during the nine months ended September 30, 2019, reflecting an increase of approximately $0.4 million. The increase was largely attributable to the Company incurring higher professional fees ($0.6 million), stock-based compensation ($0.3 million) and salary and benefits expense ($0.2 million), partially offset by lower investor relations expense ($1.0 million) during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Research and Development

Research and development expenses were approximately $4.1 million during the nine months ended September 30, 2020, compared to approximately $2.4 million during the nine months ended September 30, 2019.  During the nine months ended September 30, 2020 and 2019, the Company incurred approximately $0.4 million and $1.3 million, respectively, of stock-based compensation, which the Company classified as research and development expenses. Also, during the nine months ending September 30, 2020 and 2019, the Company recorded $0.2 and $0.6 million, respectively, of grants which the Company recorded as a reduction of research and development expenses. The increase in research and development expenses during the nine months ending September 30, 2020 compared to the nine months ending September 30, 2019 is largely due to additional amounts incurred for the advancement of our drug platform and due to the Company incurring manufacturing costs in connection with producing its DN-TNF product.

Waiver of Common Stock Issuable

During the nine months ended September 30, 2019, the Company reversed $1.5 million of expense as a result of a consultant permanently waiving the Company’s obligation to issue 200,000 shares owed to the consultant which were expensed in a prior period. No similar transaction occurred during the nine months ended September 30, 2020.

Other Income

Other income increased during the nine months ended September 30, 2020 compared to 2019 as a result of the Company receiving a refund from a third-party vendor pursuant to a release and settlement agreement of approximately $0.1 million for services provided in a previous year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $8,894,873 and $5,360,094 for the nine months ended September 30, 2020 and 2019, respectively. Net cash used in operating activities was $6,550,933 and $4,951,286 for the nine months ended September 30, 2020 and 2019, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of September 30, 2020, we had cash and cash equivalents of $24.3 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs the majority of its research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of September 30, 2020, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.6 million. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

As of September 30, 2020, the Company had an accumulated deficit of $30,171,054 and working capital of $24,662,948. Losses have principally occurred as a result of stock-based compensation expense as well as the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of revenues until such time as the Company’s products are commercialized. As of September 30, 2020, we had cash and cash equivalents of $24.3 million. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of September 30, 2020.

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

The Lincoln Park Transaction

On May 15, 2019, the Company and Lincoln Park entered a purchase agreement (the “Purchase Agreement”) pursuant to which the Company has the right to sell to Lincoln Park up to $20.0 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The Company has the right, from time to time at its sole discretion, subject to the terms and conditions of the Agreement, over the 24-month Purchase Agreement, to direct Lincoln Park to purchase up to 20,000 shares of common stock on any business day (subject to certain limitations contained in the Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Purchase Agreement. The maximum amount of shares subject to any single regular purchase increases as the Company’s share price increases, subject to a maximum of $1.0 million. The purchase price of shares of common stock that the Company elects to sell to Lincoln Park pursuant to the Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct Lincoln Park to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Purchase Agreement. From inception of the Purchase Agreement through December 31, 2019, 100,000 shares were issued pursuant to the Purchase Agreement resulting in aggregate gross proceeds of $300,000 (net proceeds of $230,000) to the Company.  During the nine months ended September 30, 2020, the Company issued 196,000 shares of the Company’s common stock to Lincoln Park for gross proceeds of $1,002,644.

ATM Sales Agreement

On April 16, 2020, we entered into a sales agreement with BTIG, as sales agent, to establish an ATM offering program. We were required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. During the nine months ended September 30, 2020, we issued and sold 178,600 shares of common stock at an average price of $5.45 per share under the ATM program. The aggregate net proceeds were approximately $0.8 million after BTIG’s commission and other offering expenses.

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

Grants

During 2019, the Company was awarded a $1,000,000 grant from the Alzheimer’s Association to advance XPro1595, a novel therapy targeting neuroinflammation as a cause of Alzheimer’s disease. The endowment was awarded under the Part the Cloud to RESCUE grant. During the nine months ending September 30, 2020 and 2019, the Company received $150,000 and $600,000, respectively, related to the grant, which the Company recorded as a reduction of research and development expense. As of September 30, 2020, the Company has received $1,000,000 of cash proceeds from the Alzheimer’s Association and no additional amounts are available to the Company pursuant to this grant.

During the nine months ended September 30, 2020, the Company was awarded a $500,000 grant from the Amyotrophic Lateral Sclerosis (ALS) Association to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the nine months ended September 30, 2020, the Company received $300,000 of cash proceeds pursuant to this grant which the Company recorded as deferred liabilities. During the three and nine months ended September 30, 2020, the Company recorded $110,878 as a reduction of research and development expense related to the ALS grant. As of September 30, 2020, the Company recorded $189,122 as deferred liabilities in the consolidated balance sheet related to the ALS grant.

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (NIH), of which the Company expects to receive approximately $0.7 million in 2020, approximately $1.2 million in 20201 and approximately $1.0 million in 2022. The grant will support a Phase 2 study of XPro1595 in patients with treatment resistant depression. As of September 30, 2020, the Company has not received any proceeds pursuant to this grant.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
Net cash and cash equivalents (used in) provided by:
Operating activities	$(6,550,933)	$(4,951,286)
Financing activities	23,895,781	12,209,021
Change in cash and cash equivalents	17,344,848	7,257,735
Impact on cash from foreign currency translation	(29,220)	(61,278)
Cash and cash equivalents, beginning of period	6,995,525	186,204
Cash and cash equivalents, end of period	$24,311,153	$7,382,661

Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used approximately $6.6 million of cash for the nine months ended September 30, 2020, primarily resulting from our net loss of approximately $8.9 million, a net cash outflow of approximately $0.1 million for changes in our net operating assets and liabilities, and non-cash stock-based compensation charges of approximately $2.4 million. The change in our net operating assets and liabilities was primarily driven by an increase in research and development tax incentive receivable of approximately $0.9 million, partially offset by an increase in accounts payable and accrued liabilities of approximately $0.8 million.

Operating activities used $5.0 million of cash for the nine months ended September 30, 2019, primarily resulting from our net loss of $5.4 million, a net cash outflow of $1.0 million for changes in our net operating assets and liabilities, offset by non-cash stock-based compensation charges of $2.9 million, partially offset by a waiver of common stock issuable of $1.5 million. The change in our net operating assets and liabilities was primarily driven by an increase in our research and development tax incentive receivable of $0.4 million, a decrease in accounts payable and accrued liabilities of $0.2 million, a decrease in accounts payable and accrued liabilities – related parties of $0.1 million, an increase in other tax receivable of $0.1 million, an increase in prepaid expenses – related party of $0.1 million and an increase in prepaid expenses of $0.1 million.

Financing Activities

During July 2020, the Company completed an underwritten public offering in which it sold 2,500,000 shares of common stock at a public offering price of $10.00 per share. Aggregate net proceeds from the underwritten public offering were approximately $23.1 million, net of approximately $1.9 million in underwriting discounts and commissions and offering expenses.

During the nine months ended September 30, 2020, the Company purchased 220,000 shares from an investor for approximately $1.0 million. In addition, the Company sold 196,000 shares of its common stock to Lincoln Park for cash proceeds of approximately $1.0 million.

During the nine months ended September 30, 2020, the Company issued and sold 178,600 shares of common stock at an average price of $5.45 per share under the ATM program for net cash proceeds of approximately $0.9 million.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and there have been no material changes during the nine months ended September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the small size of the Company and limited segregation of duties, our disclosure controls and procedures were not effective as of September 30, 2020. The Company has engaged a consulting firm with accounting expertise to assist the Company in correcting its limited segregation of duties.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description
10.1	Amendment to Exclusive License Agreement

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INmune Bio Inc.

Date: November 5, 2020	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)