Form 10-K
period 2020-12-31
Inmune Bio, Inc.
filed 2021-03-04
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $21.2 million as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020), based upon the closing sale price for the registrant’s common stock on that day as reported by the NASDAQ Capital Market. Shares of common stock held by each officer and director of the registrant on June 30, 2020 have been excluded in that such persons may be deemed to be affiliates.

As of March 4, 2021, there are 14,932,638 shares of common stock, $0.001 par value per share outstanding.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

ii

PART I

Item 1. Business

Our Strategy

Our objective is to develop and commercialize our product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. This can be in cancer where Natural Killer (“NK”) cells are inactive and contribute to a tumor’s evasion of the immune system and/or disease progression while expression of MUC4 and cells of the tumor microenvironment such as Myeloid Derived Suppressor Cells (“MDSC”) proliferate to protect the tumor from attack by the patient’s immune system or this can be other diseases such as neurologic and metabolic diseases where chronic inflammation results in innate immune system dysfunction and disease progression or infectious disease where cytokine storm causes a hypermetabolic state that causes the need to seek medical attention. Our initial focus will be the treatment of cancer, treatment of Alzheimer’s Disease (“AD”), treatment of Treatment Resistant Depression (“TRD”), treatment of immune mediated complications due to COVID-19 and non-alcoholic steatohepatitis (“NASH”). In cancer, we plan to pursue two parallel development programs: (1) with INKmune we will initially focus on treating resistant disease women with relapse refractory ovarian carcinoma and patients with high-risk myelodysplastic syndrome (high risk MDS); (2) with INB03, we will treat patients with advanced cancers with elevated biomarkers of inflammation in their blood and evidence of disease that is resistant to immunotherapy including women with MUC4 expressing HER2+ breast cancer. Our third drug candidate XPro1595, targets Alzheimer’s Disease and TRD. XPro1595 for AD is progressing through Phase I trials and is being prepared for Phase II trials. XPro1595 for TRD is being prepared for Phase II trials. Our fourth drug candidate, LIVNate, will be used to treat patients with NASH. Our final drug, Quellor is in Phase II trials for the treatment of pulmonary complications due to COVID-19 infection. The principal components of our strategy to achieve this objective are to:

●	pursue development strategies and regulatory approval pathways that allow the treatment of oncology patients with our lead product candidates, INKmune and INB03;

●	pursue development strategies and regulatory approval pathways that allow the treatment of neurodegenerative diseases in patients with our lead product candidates, XPro1595;

●	pursue development strategies and regulatory approval pathways that allow the treatment of pulmonary complications from COVID-19 infection patients with our lead product candidate, Quellor;

●	pursue development strategies and regulatory approval pathways that allow the treatment of NASH in patients with our lead product candidates, LIVNate;

●	adopt a product development strategy that solidifies our existing intellectual property (“IP”) to prevent competition and expand our IP suite into related immunotherapeutic areas;

●	provide clear value propositions to third-party payers, such as managed care companies or government programs like Medicare, to merit reimbursement for our product candidates; and

●	Collaborate with other pharmaceutical companies with respect to, among other things, our INKmune and the DN-TNF platform that includes INB03, XPro1595, Quellor and LIVNate product candidates and other products that will benefit from development or marketing beyond our current resources.

Pursue development and regulatory approval pathways. We believe Quellor, INKmune, INB03 and XPro1595 may be approvable under pathways that are potentially shorter than those typically available for drug products based on novel active ingredients, including as an orphan drug under the Orphan Drug Act and approval under the Food and Drug Administration (the “FDA”) Accelerated Approval Program (see “Government Regulation”). We have not yet had a discussion with the Medicines and Healthcare Products Regulatory Agency (“MHRA”) and/or FDA regarding such designation, but plan to do so in the future. We believe both our INB03 HER2+ metastatic breast cancer program, high risk MDS and ovarian carcinoma treatment programs and our program Quellor to treat respiratory complications due to COVID19 infection fit the criteria used by the FDA to grant these regulatory designations. We believe that it would take a minimum of six months to receive Orphan Drug status once we submit an application and a minimum of 12 months to receive a designation once we submit an application. We might never have these discussions, submit applications under the Orphan Drug Act as the FDA Accelerated Approval Program or have these applications approved if we do.

Adopt a two-pronged patent strategy. We are pursuing a two-pronged product development strategy that will seek to solidify our existing IP to prevent competition and expand our IP suite into related therapeutic areas. We are confident that our core in-licensed IP (see “Intellectual Property”) will allow us both freedom-to-operate and provide robust protection from outside competition. We will continue to invest in expanding our patent suite. We will also seek to further to strengthen our IP position by looking to in-license IP related to our focus on the innate immune system.

Provide clear value propositions to third-party payors to merit reimbursement for our product candidates. We are designing our clinical development programs to demonstrate compelling, competitive advantages to patients and prescribers, and to demonstrate value propositions to third-party payors. We believe the use of INKmune and/or INB03 in patients with a high risk of tumor progression and death from tumor should prolong survival, improve the patient’s quality of life and decrease the total cost of care for patients with these lethal malignancies. For example, ovarian cancer patients relapse frequently. Each relapse requires an expensive, hospital-based treatment regimen that has decreasing benefits. Treatment with INKmune as an out-patient may provide a more durable remission and limit the need for treatment-associated hospitalizations. At the patient level, we believe INKmune and INB03 therapy, once approved, should improve survival and quality of life. At the payor level, we believe INKmune, once approved, should provide more predictable costs and outcomes. Therapies for Alzheimer’s disease are needed for medical, social and economic reasons. The cost of Alzheimer’s disease to the government is large and growing. The cost to families and care givers is real and burdensome. We believe treatment of patients with dementia, including Alzheimer’s disease, may provide a strategy to alter the costly dynamic of this disease in society today. NASH, a silent epidemic in the US due to the high incidence of obesity, is expected to be the most common cause of liver transplant 2030. There are no approved therapies for the NASH at this time. We believe treatment of patients requiring hospitalization due to medical complications of COVID-19 infection may alter the arc of the pandemic. If effective, Quellor should allow patients to be discharged from the hospital more quickly and decrease the risk of respiratory failure requiring mechanical ventilation.

Collaborate to maximize the value of our technology. We believe there are two reasons for us to enter collaborations with other companies. The first is the further development of INKmune, INB03, Quellor, LIVNate and XPro1595 by either providing additional innovations to the product, including combination therapy strategies, and/or providing resources to improve the speed and breadth of the development process. The second is to optimize the commercialization of our products either globally or regionally. The ideal partner will benefit us in both ways.

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

Cytokines. One of the early applications of immunotherapy is the use of cytokines, including interferons and interleukin-2 (“IL-2”). Interferons are molecules that inhibit the growth and replication of diseased cells and stimulate innate immune cells to attack them. They have been used as standard of care for hepatitis B and C and multiple sclerosis, and to a lesser extent, as treatment for certain cancers, including chronic myeloid leukemia, cutaneous T-cell lymphoma, myeloma and non-Hodgkin’s lymphoma. However, the use of interferons has generally decreased over the years due to serious adverse events (e.g., flu-like symptoms and dramatic weight loss) and introduction of new therapies with higher efficacy, better safety profiles and more convenient administration although Alpha-interferon remains the treatment of choice for some hematological conditions such as polycythemia. IL-2 activates T-cells and NK cells to attack diseased cells. IL-2 has been used to treat select cancers, but due to its relatively poor safety profile, physicians often only resort to this therapy for the most advanced settings. Tumor Necrosis Factor alpha (“TNF”) is the focus of INB03. TNF biology has four elements that include two cytokines, soluble TNF and trans-membrane TNF (“sTNF” and “tmTNF,” respectively), and two receptors, TNF Receptor 1 and 2 (“TNFR1” and “TNFR2”). The biology of TNF ligation of TNFR varies dramatically based on what elements of the TNF system that are used. sTNF binding to TNFR1 is responsible for inflammation and cell death while sTNF binding to TNFR2 promotes proliferation of regulatory T cells (“Treg”). In patients with advanced cancers, increased sTNF is not favorable to long-term survival because it promotes epithelial-mesenchymal transformation and metastasis while making the tumor microenvironment more immunosuppressive promoting resistance to therapy. In the CNS, sTNF promotes neuronal cell death, demyelination and synaptic pruning while tmTNF promotes nerve cell survival, improves synaptic function and stimulates remyelination. In brief, sTNF is the “bad” TNF and tmTNF is the “good” TNF. In patients with cancer, infection or neurologic disease, blockade of tmTNF function has negative consequences such as immunosuppression, increased infection, synaptic dysfunction and demyelination.

Antibody therapy. Antibodies exist in three formats: monoclonals (“mAbs”), oligo/polyclonal and antibody-drug conjugates. mAbs represent an effective therapeutic modality and are important to the treatment paradigm of various diseases. Drug manufacturers have leveraged mAbs’ ability to induce an antibody-dependent cell-mediated cytotoxicity, or ADCC effect to develop better treatments that prolong survival and quality of life of patients. In addition, mAbs designed to inhibit specific checkpoints in the immune system have overcome in vivo immune suppression and the resulting immune responses have led to profound therapeutic benefit in some patients. However, the degree of efficacy of these therapies is heavily reliant on the immune system of patients, many of whom are severely immuno-compromised. For example, despite over $1.0 billion of sales generated by recently launched PD-1 and PDL1 checkpoint inhibitors, they are reported to be generally only effective in approximately 10% to 25% of the addressable patient population. In addition, mAbs are manufactured through a complex process that requires purification of cell products created from a cell line. Polyspecific antibodies, for example bi-specific antibodies, are able to target more than one antigen. These are often used to bring and effector T cell in contact with a target cell. Antibody drug conjugates are mAbs attached to a toxin, chemotherapy or radio therapy that delivers the cancer killing payload directly to the cancer.

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

Our Innate Immune Dominant-Negative TNF product candidate

We renamed XPro1595, which we license from Xencor, to INB03 when it is used for cancer related indications. We will continue to call the drug XPro1595 when used for treatment of neuropsychiatric diseases, including Alzheimer’s disease and TRD discussed below. We call the drug Quellor and LIVNate respectively for treatment of pulmonary complications of COVID-19 and NASH respectively. Quellor, LIVNate, INB03 and XPro1595 are the same drug with different names for marketing purposes. INB03 is a novel innate immune system check-point inhibitor that we believe decreases expression of MUC4 by the tumor, an important resistance mechanism to immunotherapy, decreases proliferation of MDSC and decreases the secretion of immunosuppressive cytokines that protect the tumor from the patient’s immunologic attack and help make the tumor resistant to immunotherapy. INB03, by inhibiting soluble TNF without inhibiting trans-membrane TNF or TNF receptors (“tmTNF” and “TNFR” respectively), decreases expression of MUC4, alters the immunoregulatory cell and cytokine profile of the tumor microenvironment to decrease the population of MDSC, decrease immunosuppressive cytokines and increase immunoregulatory cytokines that changes the patient’s immune response to their tumor with improved NK/DC crosstalk that causes expansion of the immune response including recruitment of the adaptive immune system with an increase in effector and cytotoxic T cells that attack the cancer allowing for decreased resistance to immunotherapy including immune checkpoint inhibitors (CPR), anti-HER2 immunotherapy such as Herceptin and kinase inhibitors such as lapatinib. By using INB03 as part of combination therapy for cancer, we believe the patient’s dysregulated immune response, a hallmark of cancer progression and resistance to therapy, to be converted to a coordinated immune response that can overcome resistance mechanisms to immunotherapy. These immune responses have been studied in two animal models. In a murine model of an inflammatory cancer, where 3-methylcholanthrese is given to mice in a subcutaneous injection that causes the development of multiple cutaneous fibrosarcoma. This model was developed by Y Akamatsu in 1967 while working at the National Cancer Institute of the NIH. In research published by Professor Nikola Vujanovic in Cancer Immunology Research in 2016, treatment with INB03 resulted in smaller and fewer cancers with increased survival. INB03 is an engineered PEGylated protein that neutralizes human soluble TNF, a human inflammatory cytokine that is increased in patients with advanced cancer. By specifically neutralizing the cytokine, there is decreased phosphorylation of STAT3, an essential step required for the proliferation of the MDSC population, and secretion of the immunosuppressive cytokines. The combination of decreased MDSC proliferation and decreased immunosuppressive cytokines allows the immune system to respond to the tumor. This data was published in an article entitled Inhibition of Soluble Tumor Necrosis Factor Prevents Chemically Induced Carcinogenesis in Mice in Cancer Immunology Research in Cancer Immunology Research 2016. In summary, INB03 functions as an innate immune system checkpoint inhibitor by eliminating the population of MDSC that provides an immunosuppressive shield protecting the tumor, the patient’s immune system is able to function normally to the benefit of the patient – it can attack the tumor. TNF plays an important role in breast cancer (Schillaci R, Front. Oncol., 22 April 2020 | https://doi.org/10.3389/fonc.2020.00584). In a murine model of trastuzumab resistant breast cancer using JMIT-1 cells, a human cell line of HER2 positive breast cancer resistant to trastuzumab placed into immunocompromised mice, INB03 downregulates MUC4 from the surface of the JMIT-1 HER2+ breast cancer cells to allow the trastuzumab resistant cells to become trastuzumab sensitive (Figure A from Bruni, NYAS 2020) to decrease tumor growth (from Schillaci SABCS 2018, Figure B). JMIT-1 cells are also resistant to lapatinib, a TKI inhibitor used as a second line therapy in women with trastuzumab resistant HER2+ breast cancer. The addition of INB03 to lapatinib in the animal model reverses lapatinib resistance in part by decreasing expression of MUC4 (from Bruni NYAS 2020, Figure C). In addition to decreasing resistance to trastuzumab by decreasing MUC4 expression, INB03 decreases the immunosuppressive tumor microenvironment (Schillaci SABCS 2018, Bruni NYAS 2020). These data are relevant to all tumors that express HER2 and MUC4 including upper gastrointestinal malignancies such as gastric and pancreatic cancer.

Figure A

TNF
TNFR1
HER2
MUC4
T
NF-κB
MUC4
MUC4
↑proliferation
and metastasis

Soluble TNF binds TNFR1 causing phosphorylation of NF-kB that translocates to the nucleus to cause expression of MUC4 on the cell surface where it prevents binding of trastuzumab (T) to HER2 (from Bruni NYAS 2019

Because INB03 targets the patient’s immune system and not the tumor, we believe INB03 is an immunotherapy that can be used to treat many types of hematologic malignancies and solid tumors as part of combination therapy. The decision to use INB03 in a patient will be based on biomarkers that should predict that a patient will benefit from treatment with the drug. MDSC rarely exist in patients without cancer or chronic inflammation. Because MDSC can be measured in the tumor and/or blood of patients with immune dysregulation and chronic inflammation caused by their cancer, MDSC blood levels i) have prognostic value predicting cancer stage and risk of dying from cancer; ii) may be used as a biomarker to target patients who will benefit from INB03 therapy and iii) should be biomarkers demonstrating a pharmacodynamic effect of INB03. Other biomarkers of inflammation may be useful in predicting if a patient will benefit from therapy with INB03 such as Our Phase I clinical trial focused on using INB03 as monotherapy. This is a typical Phase I clinical trial design for first-in-man trials in cancer. We expect to use INB03 as part of combination therapy with approved cancer therapies as part of Phase II development. We do not expect to need to modify INB03 therapy to treat each different type of cancer, because INB03 therapy targets the immune system, not the cancer. We do expect to develop the INB03 beyond Phase II to target a specific type of cancer to meet the current system of regulatory approval. For instance, INB03 may be approved to treat patients with elevated MDSC who have lung cancer. To get subsequent approval for the treatment of patients with renal cell cancer who have increased MDSC, we will need to perform a pivotal trial in patients with renal cancer. Likewise, if we want to get approval of treatment of women with HER2 positive breast cancer who express MUC4, we will need to perform a trial in those patients and the results of that trial may be independent of MDSC levels. After the first regulatory approval, if and when achieved, we believe the difficulty and cost of achieving these labels extensions will decline with each successive approval. At this time, we cannot predict if patients without biomarkers of inflammation, elevated MDSC or cytokines, or increased expression of MUC4 will benefit from treatment with INB03. Those studies may be performed in the future, but they are not a priority.

XPro1595 neutralizes soluble TNF in the brain in exactly the same way INB03 neutralizes soluble TNF in the tumor microenvironment but the effects of soluble TNF neutralization in the brain are different. The cause of the destructive neuroinflammation in the brain are microglial and astroglial cells. The glial cell are two of four cells in the neural unit that also includes oligodentrocytes and nerve cells. Activated microglial cells are considered the resident macrophages of the brain. The primary role of microglial cells is to protect the neural unit from infection. When innate immune dysfunction causes chronic inflammation, activated microglial cells produce soluble TNF that activates astrocytes. Activated glial cells cause nerve cell and oligodrocyte dysfunction that results in synaptic pruning, nerve cell death and demyelination of neurons. These pathologies contribute, in part, to neurodegenerative diseases such as AD, Parkinson’s disease, ALS, MS, Huntington’s disease, glaucoma and TBI (traumatic brain injury) may contribute to neuropsychiatric diseases such as depression, bi-polar disease, sleep disorders, autism, schizophrenia and PTSD. In the setting of AD, microglial activation causes dendritic pruning, synaptic dysfunction and nerve cell death that contributes to cognitive decline and the behavioral manifestations of AD including depression, aggressiveness, sleep disorders, hallucinations and anhedonia. Elimination of microglial activation should reverse these symptoms. Because soluble TNF is the apex cytokine in the inflammatory cytokine cascade, neutralization of soluble TNF with XPro1595 should prevent glial activation and normalizes function of the neural unit.

The Company has an on-going Phase I trial using XPro1595 to reverse neuroinflammation in patients with Alzheimer’s disease. The trial is being performed in Australia and is partially funded by a $1M USD Part-the-Cloud Award from the Alzheimer’s Association. The clinical trial is the first in the Company’s development program for the treatment of dementia. The open label, dose escalation trial in patients with Alzheimer’s disease with biomarkers of peripheral inflammation (one of CRP>1.5mg/L, HgbA1c>6.0, ESR>10sec or have ApoE4) treats the patients with XPro1595 as a once-a-week subcutaneous injection for 3 months. Patients have multiple biomarkers of neuroinflammation tested before and during therapy including soluble biomarkers in blood and cerebral spinal fluid, volatile biomarkers in breath, behavioral biomarkers (neuropsychiatric symptoms of AD) and neuroimaging biomarkers using MRI. The primary goal of this short, open label study is to demonstrate that treatment with XPro1595 decreases neuroinflammation safely and to define the dose of XPro1595 to use in the Phase II trial. Studies of cognitive function are performed on the patients but are not expected to show significant change because of the short duration of the trial and the wide range of disability in patients enrolled in the clinical trial (MMSE range: 24-12). The goal of the planned Phase II trial will be to demonstrate the prolonged control of neuroinflammation in patients with dementia will help control cognitive decline. Although the trial has not been designed, we expect the trial be of a longer duration than the Phase I trial.

The trial continues to enroll patients. More than half of the expected 18 patients have been enrolled. Preliminary data was presented in a webinar on 13 July 2020. Neuroimaging data from six patients were presented in the figure below. In summary, treatment with XPro1595 at either 0.3 or 1.0mg/kg once-a-week as a subcutaneous injection (low and high dose respectively) decreased white matter free water (WMFW) as measured by MRI. WMFW is a validated biomarker of neuroinflammation. Although the number of patients is low, there was a dose response with a greater decrease in WMFW in the high dose compared to the low dose group. An analysis of inflammation in white matter tracts demonstrated a significant decrease in WMFW (40%; range 20-52%) in the arcute fasciculus, a white matter tract important in the control of language and short-term memory (Figure D). These data suggest XPro1595 is decreasing neuroinflammation in patients with Alzheimer’s disease who have biomarkers of peripheral inflammation.

% Change in Neuroinflammation
5
4
3
2
1
0
-1
-2
-3
5.13%
1.72%
2.33%
ADNI (N=25)
0.3 mg/kg XPro1595 (N=3)
1.0 mg/kg XPro1595 (N=3)

XPro1595 reduces whole brain WMFW as measured by using safe white matter mask

Premotor cortex
Broca's area
Wernicke's area

Xpro1595 decreases WMFW, a validated biomarker of neuroinflammation in Alzheimer's disease patients after 12 weekly subcutaneous injections of XPro1595 at either 0.3 or 1.0mg/kg. A dose response is seen when measuring whole brain WMFW (left panel). A significant decrease with WMFW is seen in the arcuate fasciculus (right panel), a white matter tract associated with the use of language and short-term memory (center panel). The ADNI (AD Neuroimaging Initiative; http://adni.loni.usc.edu/ ) patients are an untreated, non-concurrent control group with AD from an academic data base. The change in WMFW in the ADNI group provides a benchmark for the expected changes in WMFW in patients over 3 months.

% Change in Neuroinflammation
5
0
-5
-10
-15
-20
-25
-30
-35
-40
4.58 %
XPro1595 (N=6)
ADNI cohort (N=25)
-40.3%

XPro1595 reduces WMFW in the arcuate fasciculus

Figure D

Additional data was presented on January 21, 2021. The goal of the January 21 data release was to show a correlation between the white matter free water, a novel biomarker of inflammation with cerebral spinal fluid (“CSF”) cytokines and chemokine levels, a traditional measure neuroinflammation. CSF cytokine/chemokines were measure in 9 patients before and after 12 weeks of weekly therapy with XPro1595 using a panel from OLINK Target 48 Cytokine (https://www.olink.com/products/olink-target-48-cytokine/), that measures 45 (Figure AD1).

XPro1595 reduced cytokine and chemokine levels in CSF of AD patients after 12 weeks of treatment

MRI
CSF
WMFW -4.47%
n=6, 1.0mg/kg
WMFW
Mean
CCL8
OLR1
IL2
CXCL9
TGFA
IL6
TNFSF12
CCL11
HGF
FLT3LG
IL17F
IL7
IL18
CCL13
TNFSF10
CXCL10
IFNG
IL10
IL15
CCL3
CXCL8
MMP12
CSF2
VEGFA
IL17C
CCL2
IL17A
OSM
CSF1
CCL4
CXCL11
LTA
CCL7
MMP1
0%
-5%
-10%
-15%
-20%
-25%
-30%
-35%
-40%
-45%
-50%

Figure AD1: CSF cytokines and chemokines were measured using the Olink® Target 48 Cytokine panel in the CSF of 6 patients treated with XPro1595 1.0mg/kg for 12 weeks. All analytes that could be measured by the platform are reported. The figure reports the mean change of each analyte for the 6 patients. White Matter Free Water Safer Mask (WMFW) is reported using technology from IMEKA in the same 6 patients demonstrates a 4.47% decreases in WMFW, a biomarker of neuroinflammation.

In the 6 patients in the 1mg/kg per week dose, only one cytokine and chemokine, interferon gamma (INFg) did not change in the CSF of patients, the remainder all decreased on average of 15%. Using data from all patients treated for 12 weeks (3 low dose, 6 high dose), a high correlation (R2=.7561) between the white matter free water safe mase and the inflammation composite score is shown in figure AD2. The data analyzed provides evidence that XPro1595 decreases neuroinflammation in patients with Alzheimer’s disease.

Correlation of change in CNS inflammation measured by WMFW Safe Mask versus a composite score of inflammatory cyto/chemokines in patients CSF after 12 weeks of XPro1595

150
100
50
0
-50
-100
-20
-10
0
10
20
30
CSF Inflammation
(Composite N=37)
MRI Inflammation
(Safe Mask FW)
R² = 0.7561

Figure AD2: Correllation between CSF cytokines and chemokines were measured using the Olink® Target 48 Cytokine panel in 9 patients treated with XPro1595 for 12 weeks (0.3 or 1.0mg/kg /week; 3 and 6 patients respectively) with the measurement of WMFW Safe Mask using IMEKA technology was significant.

We believe these data support the use of XPro1595 to treat other diseases where neuroinflammation is a part of the pathophysiology of the disease. The company studied the consequences of decreasing neuroinflammation in the 6 patients from high dose group (XPro1595 1mg/kg for 12 weeks) be looking at the CSF proteome using technology for Proteome Sciences using their TMT Calibrator™ platform (https://www.proteomics.com/services/tmtcalibrator-workflow). A large data set of proteins were identified. Early analysis of the data focusing on 26 AD related proteins demonstrated changes in inflammation, neuronal and synaptic proteins caused by decreasing neuroinflammation after treatment with XPro1595 (Figure AD3). The proteome also demonstrated a clear dose response with a greater number of proteins being affected by the high dose compared to low dose XPro1595 therapy (0.3 vs 1.0 mg/kg/week for 12 weeks) (Figure AD4). The CSF proteome data is only partially analyzed. Additional data may result from these ongoing analytics. In summary, these data allow the Company to commit to initiating a blinded randomized Phase II trial in Alzheimer’s disease patients with peripheral biomarkers of inflammation in the second half of 2021. The design of the trial has not been finalized nor has the Company had discussions with the FDA. Hence the precise start date depends on gaining regulatory approval for trial initiation by the FDA and resolution of the COVID19 pandemic.

A prespecified analysis revealed significant regulation of AD relevant Neuroinflammatory, neural injury, and synaptic proteins

Glia
Immune
Chitinase -3-like protein 1 (YKL -40) – 285% increase
C-Reactive Protein (CRP) – 84% decrease
Synaptic Proteins
Contactin -2 – 222% increase
Neurogranin – 56% decrease
Neuronal Injury
Visinin -like protein 1 (VILIP -1) – 91% decrease
Neurofilament light (NFL) – 84% decrease

Figure AD3: A sample (n=6 of 26 targets) from the pre -specified analysis are shown– two each in neuroinflammation, neuronal injury and synaptic function, demonstrating significant changes in protein levels (20 of 26 targets; $p \leq 0.0001$) after 12 weeks of treatment with XPro1595. These data are from a larger analysis of the CSF proteome(>35,000 peptide sequences) performed using Proteome Sciences TMTcalibrator™ where AD Brain tissue was analyzed in parallel with CSF from XPro1595 treated patients. In summary, the analysis that showed that markers of microglial activation, synaptic and axonal dysfunction were significantly regulated in CSF from AD patients treated with XPro1595.

COVID-19 infection causes a cytokine storm in many patients. The cytokine storm includes elevated levels of TNF, IL6, IL1 and other pro-inflammatory cytokines in the patient’s blood. The cytokine storm correlates with symptoms of COVID19 of one or more organ systems - neurologic, gastrointestinal, pulmonary, cardiovascular and renal. In 20% of patients, the cytokine storm causes severe enough symptoms to require hospitalization. Targeting soluble TNF may have benefit in hospitalized patients with cytokine storm for two reasons. TNF may be the “master cytokine”. Up-regulation of TNF is required for expression of IL6 and IL1, the two other prominent cytokines of the cytokine storm. TNF activates endothelial cells to upregulate Tissue Factor that cause the formation of blood clots. Aberant blood clots contribute to the pathology in patients with COVID-19 infection.

The Company initiated a blinded randomized trial using Quellor to treat hospitalized patients with respiratory symptoms due to a COVID-19 infection. The 366-patient trial is being perform under an FDA IND#151,834 in multiple centers in the US. The trial includes a Go/NoGo decision by the Data Safety Monitoring Board (“DSMB”) after the first 100 patients. No data will be released by the DSMB other than the trial should continue or be closed. The trial enrolls patients admitted to the hospital who are considered high risk for developing the need for mechanical respiratory support. Patients are randomized to receive a single dose of Quellor, 1mg/kg as a subcutaneous injection or placebo. If patients remain in the hospital for one week, they may get a second dose of the investigational product. The primary end-point is the need for mechanical ventilation or death by 28 days. The final safety visit is at or about day 40. Quellor is identical to XPro1595, INB03 and LIVNate. The trial is listed on www.clinicaltrials.gov.

Effective therapy for TRD is a large unmet need. Twenty percent of patients with a Major Depressive Disorder have TRD. Once third of TRD patients have peripheral biomarkers to inflammation (elevated CRP). This is a large patient population. The role of TNF and anti-TNF therapeutics was explored in a small open label clinical trial by Prof. Andrew Miller, MD of Emory University demonstrated the patients have elevated TNF levels and treatment with infliximab treated their depression (Miller, 2011).

The Company received a $2.9M USD award from the National Institute of Mental Health (“NIMH”) to treat TRD with XPro1595. The blinded, randomized Phase II trial will use a biomarkers of peripheral inflammation to select patients with TRD for enrollment. Patients will be treated for 6 weeks. Primary end-points include both clinical and neuroimaging measures. The final trial design is ongoing and discussions with the FDA are not complete. The Company anticipates receiving authorization to initiate the clinical trial in the second half of 2021.

LIVNate neutralizes soluble TNF in the treatment of NASH the same way that INB03 and XPro1595 neutralize soluble TNF for the treatment of cancer and neurodegenerative diseases respectively. NASH is a complex disease with inflammatory, metabolic and fibrotic components that contribute to disease progression. The effects of LIVNate on NASH are diverse. Based on murine data, we believe there are 3 major pathologic cycles that contribute to NASH. The peripheral pathologic cycle is metabolic with obesity and insulin resistance contributing to the inflammatory and metabolic process that drives NASH. The regional pathologic cycle includes intestinal inflammation with resulting leaky gut that drives the development mesenteric fat. All three elements contribute to a highly inflammatory mileau delivered directly to the liver via the portal vein. The local pathologic loop includes lipotoxicity and innate immune dysfunction caused by activated hepatic stellate cell, natural killer cells and hepatocytes. These pathologic cycles cause hepatocyte death, inflammation and fibrosis – the pathologic hallmarks of NASH. In murine models of NASH, LIVNate has effects on each pathologic cycle decreasing insulin resistance, intestinal inflammation and leak, hepatic inflammation, hepatocyte death and fibrosis. These results must be confirmed in humans.

INB03, XPro1595, Quellor and LIVNate, are delivered as a subcutaneous injection, similar to an insulin treatment, given one to three times per week. Because this is a simple subcutaneous injection similar to an insulin injection (the therapy patients give themselves for treatment of Type 1 diabetes mellitus), we expect patients to administer the therapy to themselves and not require expensive or logistically challenging clinic visits to receive the therapy.

Three step process to preparation for INB03, XPro1595, Quellor and LIVNate for human clinical trials:

Release of INB03, XPro1595, Quellor and LIVNate drug supply

GMP DN-TNF product (INB03, XPro1595, Quellor and LIVNate) are available for clinical development after completion of release testing. The annual process for release testing was completed in February 2018, January 2019, December 2019 and November 2020. The supply of DN-TNF product is limited, but enough to complete the planned Phase I study in Alzheimer’s disease and Phase II studies in hospitalized patients with COVID-19. The re-release dossier has been submitted to the regulatory authorities in Australia and the US (the FDA). We received notification on May 2018 that the INB03 can be used for oncology clinical trials and in May 2019 that XPro1595 can be used in Alzheimer’s disease clinical trials in AUS and in August 2020 that Quellor can be used for the COVID-19 clinical trial in the US. For future trials, new batches of INB03, XPro1595, Quellor and LIVNate will need to be produced. We plan to use a two-step approach to production of the new drug supply. We hope to improve the yield of the drug product using the existing E.coli based system. Once the new process is validated and functional, we will perform a manufacturing campaign drug for future clinical trials. This process has started at our manufacturing vendor KBI. The company expects the first batches of new drug to be available 4Q21 assuming that manufacturing materials remain available and are not consumed by COVID-19 vaccine manufacturers. We expect the existing drug supply to support clinical development program until mid-2021. New drug supply may not be available before the existing drug supply has been exhausted.

Interaction with Regulatory Authorities Regarding INB03, XPro1595 and LIVNate Development

We have completed a Phase I trial with INB03 in oncology. We are enrolling patients in a Phase I trial with XPro1595 in patients with Alzheimer’s disease and a Phase II trial with Quellor to treat hospitalized patients with respiratory complications from COVID-19. The Phase II program with Alzheimer’s disease will start after completion of the on-going Phase I program. The Phase I trial with XPro1595 in patients with Alzheimer’s disease is performed in Australia under the regulatory authority of the TGA using the Clinical Trials Exemption (“CTX”) scheme. Our first interaction with the regulatory body occurred in March 2018. The Company received approval to initiate the Phase I trial with INB03 in patients with advanced solid tumors on May 21, 2018. The second interaction with the regulatory body occurred in March 2019. The Company received approval to initiate the Phase I trial with XPro1595 in patients with Alzheimer’s disease in May 2019. Our first interaction with the FDA occurred in July 2020. We received authorization to begin enrolling patients in the COVID19 trial late August 2020. We plan to discuss the Phase II Alzheimer’s disease and Phase II TRD clinical trials with the FDA during the first half of 2021.

INB03 Product Development Path: Proposed Phase II Studies in patients with cancer

Phase I open label study in patients with advance solid tumors has been completed. All future studies cancer will use INB03 as part of combination therapy. Based on the results of the Phase I study and work performed and reported by Prof. Roxana Schillaci, we are planning a study of INB03 in combination with currently approved second line therapy for treatment of tumors that express MUC4. This may include a study in women with trastuzumab resistant HER2+ metastatic breast cancer where primary or secondary resistance to trastuzumab is common and may include women with brain metastasis. Alternatively, a combination therapy trial in MUC4 expressing tumors of the upper gastrointestinal tract such as gastric or pancreatic cancer may be performed. These trials will not be initiated until the COVID-19 pandemic has run its course. We do not expect to treat patients in a Phase II trial with INB03 before 2022.

INB03 Registration Studies and/or Partnering

We plan to pursue an efficient registration strategy using INB03 to improve the lives of patients with cancer and biomarkers of inflammation. We believe that this strategy has use across many types of solid tumors including patients who have failed CPI, tyrosine kinase inhibitors (“TKI”) and anti-cancer antibody therapy We have an active partnering position as it relates to INB03 development in cancer, although no partnering discussion are underway at this time. We do not expect partnering discussions to begin until Phase II data demonstrating efficacy of INB03 as part of combination therapy for cancer are available.

Our INB03 platform can be used in cancer patients in many ways. The Phase I trial suggests the drug should not be used alone to treat cancer but used in combination with, but not limited to, other cancer therapies including cytotoxic chemotherapy, immunotherapy, radiation and surgery. We believe that INB03 can also be used to treat many types of hematologic and epithelial cancers.

INB03, XPro1595, Quellor and LIVNate Regulatory Strategy

Drugs from the DN-TNF platform will be developed using adequately powered, well designed studies with the goal to demonstrate a meaningful clinical benefit to patients. In general, these will be blinded, randomized clinical trials using validated end-points that have been authorized by a regulatory authority – the FDA, TGA, MHRA, EMA, etc. Currently, all planned studies will be performed in North America, AUS and/or the UK. Studies will be expanded to Europe and beyond as resources permit and development needs expand. Because there are no therapies similar to INB03, XPro1595, Quellor or LIVNate approved in any market and no therapies approved for the treatment of the diseases we are pursuing, we plan to take advantage of the regulatory opportunities afforded to therapies that treat markets with a high unmet need. In the U.S., this includes Orphan Drug Designation and expedited programs for approval including Accelerated Approval, Breakthrough Therapy Designation, Fast Track Designation, and priority review (see “Government Regulation”), and in the setting of COVID-19, Emergency Use Authorization. We cannot predict which, if any, of these programs we will benefit from without further discussions with the FDA. Similar programs exist in the EU with the EMA. We will engage the EMA once we have initiated Phase II trials in the United States and Australia.

Immunotherapy for Treatment of Alzheimer’s Disease

XPro1595 is being developed for the treatment of Alzheimer’s disease. XPro1595 is identical to INB03, Quellor and LIVNate in every way but name. The name XPro1595 will be used as the drug name in the Alzheimer’s disease development program. Microglial activation and neuroinflammation are important causes of the synaptic dysfunction and nerve cell death that causes cognitive decline in patient with dementia and Alzheimer’s disease. The relationship between β amyloid plaques and tau neurofibrillary tangles, the traditional targets in AD drug development and neuroinflammation is complex. We believe targeting plaques and tangles is not an effective treatment strategy, but that targeting neuroinflammation, the final common pathway of synaptic dysfunction and nerve cell death is. Substantial direct pre-clinical data supports the use of XPro1595 in murine models of AD. Substantial indirect data supports use of XPro1595 in humans including a decreased risk of AD in patients treated with non-selective TNF inhibitors for rheumatoid arthritis and treatment using direct injection into paraspinous venous plexus. Because of different mechanism of action of XPro1595 compared to the non-selective TNF inhibitors, we expect a lower risk of immunosuppression and demyelinating diseases such as MS. The Company reported preliminary data on July 13, 2020 and January 21, 2021 supporting the use of XPro1595 to decrease neuroinflammation in patients with Alzheimer’s disease and biomarkers of peripheral inflammation (see above)

We continue to enroll patients into an open label, biomarker directed, Phase I clinical trial in AUS that approaches AD as an immunologic disease. Patients with dementia who have the diagnosis of AD with biomarkers of chronic inflammation that includes at least one of a hs-CRP>1.5 mg/L, a ESR>10 mm/h, a HbgA1C>6.0% or are ApoE4 positive will be treated with XPro1595 for 12 weeks. Three dosing cohorts were planned – 0.3, 1.0 and 3 mg per week as a subcutaneous injection. Patients will have 5 groups of inflammatory biomarkers test before therapy, at 6 weeks and at 12 weeks. Biomarkers will be tested in blood and cerebral spinal fluid, white matter free water will be determined by MRI and a “breath test” measuring exhaled volatile organ compounds will be used to determine a signature of inflammation in AD patients. Finally, behavioral biomarkers of fatigue, depression aggression, anhedonia and sleep disorders, behaviors that are very sensitive to neuroinflammation, will be cataloged using validated scales to determine if these behaviors improve as neuroinflammation is brought under control. The first patient was enrolled in the low dose 0.3mg/kg/week cohort in the last week of November 2019. The Safety Review Committee met by teleconference on January 7, 2020 to review the course of the patients in the first cohort and voted to open the second cohort, 1.0mg/kg/week, to enrollment. The first patients were enrolled in the cohort the second week of February 2020. Based on preliminary data released on July 13, 2020 and January 21, 2021, we are confident that the clinical trial will be closed after completion of a 0.6mg/kg treatment group. We have canceled plans to treat patients with 3.0mg/kg. If safety is confirmed, the data from the Phase I trial will allow the Company to choose a dose to bring forward into the Phase II trial and select biomarkers for that trial. We plan to meet with the FDA to present our plans for the Phase II study in patients with AD in the first half of 2021. If those meetings and subsequent regulatory filings are successful, we plan to start treating patients in the Phase II trial in the second half of 2021.

XPro1595 Registration Studies and/or Partnering

We plan to aggressively pursue an efficient registration strategy using XPro1595 to improve the lives of patients with AD with biomarkers of inflammation. We believe AD is not the only indication for XPro1595 in neurodegenerative and neuropsychiatric diseases. We plan to pursue other indications in neurodegenerative diseases as resources become available. We have received NIMH funding to support a Phase II TRD program that hopes to start patient enrollment in the second half of 2021. We have an active partnering position as it relates to XPro1595 development in neurodegenerative and neuropshyciatric diseases, although no partnering discussion are underway at this time. There are two partnering opportunities with this novel immunotherapy for the treatment of neurologic and psychiatric diseases. The first is a traditional partnership focused on the developing the drug for all neurodegenerative and neuropsychiatric applications. The second is a more focused partnership developing XPro1595 as part of a combination therapy for a company’s existing therapy. After completion of proof-of-concept Phase II studies, we will decide what the most efficient registration strategy is available to the company with XPro1595. We may to have biopharma partners participate in this decision making. We may also seek to be acquired at this stage.

Immunotherapy for the treatment of NASH

LIVNate is being developed for the treatment of NASH. LIVNate is identical to INB03, Quellor and XPro1595 in every way but name. The name LIVNate will be used as the drug name in the NASH development program. NASH is a pleiotropic disease with elements of metabolic, immunologic and fibrotic pathophysiology contributing to disease development and progression. The Company believes targeting the metabolic and immunologic pathology is the best way to treat NASH. Furthermore, we believe there are three pathologic drivers of NASH, two which originate beyond the liver (refer to Figure 7 below). The peripheral pathologic loop includes obesity and insulin resistance. The regional pathologic loop includes intestinal inflammation, intestinal leak and mesenteric fat, a source of inflammatory factors that are concentrated in portal blood. Finally, the local pathologic loop is caused by lipotoxicity and innate immune activation in the liver that results in hepatocyte death, hepatitis and fibrosis, the hallmarks of NASH. In murine studies of NASH, LIVNate reverses insulin resistance, intestinal inflammation and decreases the NAS (“NAFLD Activity Score”) and Fibrosis score suggesting that LIVNate may be an effective therapy for the treatment of NASH.

We are planning an open label Phase II study of patients with NASH. The study is planned as a proof-of-concept study in patients with F3/F3 disease defined by non-invasive laboratory and imaging studies. Patients will be treated with LIVNate for 6 months by once a week subcutaneous injection. We do not plan to perform liver biopsies as any part of the study. If the study is positive, further development of LIVNate in NASH will be considered. Further development may include additional clinical trials alone or with a partner or divesting the program. This clinical trial has been delayed due to the COVID-19 pandemic. We do not expect to enroll patients into a NASH Phase II clinical trial until 2022 at the earliest.

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

FIGURE 1

Tumor-derived Inhibitory signals
Activating signals
Activating signals
rNK
pNK
Lytic NK
rNK cell
pNK cell
Lytic NK cell
CD2
LFA-1
ICAM
CD15
INHIBITION
NO LYSIS
X
NK resistant tumor cell
INKmune
TpNK
INB16
LYSIS

INKmune provides additional activating ligands to neutralise inhibition and these signals are retained by membrane transfer (image) so additional ligands on tumor cells trigger lysis despite inhibition, even in the absence of INKmune

rNK (resting NK) lack enough activating signals to overcome tumor inihibition

●	The main “job” of a cancer cell is to survive and grow. Unfortunately, the “successful” cancer cell ultimately kills the host. The first priority for survival is to evade NK cell killing. The vast majority, >98%, of cancer cells do this by downregulating expression of priming ligands. When an NK cell interrogates a cancer cell lacking sufficient priming signals the NK cell is unable to trigger lysis. This allows the cancer to evade NK cell killing to grow, and, we believe, is one of the causes of cancer relapse.

●	We have described the functional biology underlying the interaction of NK cells and cancer cells. We believe that we have learned to counteract the loss of the priming signals by artificially providing these signaling ligands to the resting NK cell by exposure to a proprietary tumor cell line which constitutively expresses them. We call this product candidate INKmune. When we deliver INKmune to a resting NK cell, it provides priming signals to convert the resting NK cell into a tumor primed NK cell (“TpNK”). TpNK are poised to kill any cancer cell that expresses adequate triggering ligands. Based on our extensive pre-clinical testing, we believe this covers a large and heterogenous array of primary human cancers including hematologic malignancies such as acute myelogenous leukemia, multiple myeloma, lymphoma, and solid tumors such as breast, prostate, renal, lung, and ovarian cancer. The TpNK binds to the cancer cell, becomes an activated NK cell that will kill the cancer cell that was previously resistant to NK cell killing. Based on the pre-clinical data, we believe INKmune will convert the patient’s resting NK cells to primed NK cells will allow the patient’s NK cells to kill their tumor.

●	We believe there are advantages of NK cells primed with INKmune (“TpNK”) compared to cytokine primed NK cells (“LAK”) or monoclonal antibody targeted NK cells (“MabNK”). Both LAK and MabNK require the priming/targeting agent to be present at all times for the NK cell to be a cancer killing cell. As soon as the cytokine or Mab are removed, the NK cell becomes a resting NK cell that cannot kill the cancer cell. INKmune provides a sustained “on” switch even after the INKmune reagent has been removed. Once INKmune causes the resting NK cell to become a TpNK, the NK cell remains primed and ready to kill until its lytic capacity has been exhausted by lysis of tumor cells. The second advantage is that TpNK can prime resting NK cells by contact-dependent activation and thus enhance the initial INKmune-mediated priming. Third, TpNK do not require a specific target compared to MabNK. Trastuzumab (Herceptin™), a Mab targeting HER2 on breast cancer is an illustrative example. Women with HER2 positive breast cancer, 20% of all women with breast cancer, can be treated with and benefit from Herceptin immunotherapy. Unfortunately, the other 80% who are HER2 negative, have a worse survival rate because they can not avail themselves to Trastuzumab immunotherapy. INKmune may benefit the women with HER2 negative breast cancer. We believe the pre-clinical and clinical data using tumor primed NK cells indicates that signals delivered by cancer cells are adequate to provide priming and activation of NK cells to kill the cancer and possibly eliminate the need for MabNK.

●	We have demonstrated TpNK killing of many tumor types in laboratory studies. Tumor priming is effective regardless of the source of the NK cells and in many types of tumors – both cell lines and primary tumors from patients. The principle of TpNK killing has also been demonstrated in two Phase I trials in patient with acute myelogenous leukemia (“AML”). These trials were not supported by us and used a first-generation personalized cell therapy product. In these trials, haplo-identical NK cells obtained from a first degree relative by leukapheresis were primed ex-vivo using a lysate of the parent cell line from which we derived INB16 - INKmune. Once the TpNK therapy has been produced and passed quality testing, the patient received conditioning therapy with chemotherapy (cyclophosphamide and fludarabine), the primed haplo-identical NK cells were given to patients by intravenous infusion. Two Phase I clinical trials have been performed using the first-generation treatment strategy. An investigator initiated trial performed at the Royal Free Hospital in London 2009 was funded by a UK charity. Fifteen patients with relapsed, high-risk AML were enrolled in the trial. Because of drop-out due to disease progression, delays in product production and complications of conditioning therapy, only 7 of the fifteen patients were treated with the TpNK cell product. Four of seven patients showed clear benefit from the treatment with the TpNK product with prolonged relapse free remission and, in one patient, conversion of a partial remission to full remission. None of the remissions were durable; all patients ultimately died from disease progression. The safety of the product was found to be a combination of toxicity from the chemotherapy conditioning regimen and the TpNK therapy. In general, the complications were well tolerated although did require medical intervention including prolonged periods of aplasia in two heavily pretreated patients that resolved with supportive care. The results of this study have been published in a medical journal (PLoS One. 2015 Jun 10;10(6):e0123416. doi: 10.1371/journal.pone.0123416. eCollection 2015). In 2013, a second open label, multi-center trial was performed in the US using virtually the same product and procedures but targeting a slightly different patient population. In the second trial, 12 patients in first remission with AML were treated with the haplo-identical TpNK product produced using the first generation ex-vivo priming process. After conditioning with chemotherapy, the patients received TpNK in three dosing cohorts – 3x10^5, 1x10^6 or 3x10^6 TpNK per kilogram. Patients were followed for safety and relapse free survival. This trial confirmed the safety of the TpNK treatment in patients with AML and reinforced many of the efficacy findings seen in the first trial with none of the previously experienced side effects. Patients benefited from haplo-identical TpNK therapy with prolonged relapse free survival including two patients that remain in remission more than 42 months after treatment. This trial has been published. (Biol Blood Marrow Transplant. 2018 Mar 26. pii: S1083-8791(18)30132-0. doi: 10.1016/j.bbmt.2018.03.019.) The results of the laboratory and Phase I studies provide evidence that our strategy for treating residual disease is sensible but unproven.

●	Because INKmune primes NK cells to target naturally occurring antigens, we believe INKmune can be used in to treat a wide variety of cancers including hematologic malignancy (AML, MM, CML, high risk MDS) and solid tumors (renal, prostate, breast, ovarian, pancreas and lung). We expect the list of INKmune sensitive tumors to continue to expand.

●	The primary role for INKmune will be an immunotherapy targeting residual disease in patients after debulking cancer therapies such as cytotoxic chemotherapy and surgery. At this time, we plan to give INKmune as monotherapy. We do not rule out the possibility of using INKmune as part of combination therapy in the future. We do not expect to need to modify INKmune to treat these additional types of cancer, because we believe INKmune is a universal cancer therapy where “one size fits all”. We believe for INKmune to receive regulatory approval for each cancer indication, clinical trials will need to be performed which demonstrate its safety and effectiveness as a treatment for each such cancer. We believe the difficulty and cost of achieving these labels extensions will decline with each successive approval, if and when achieved. For example, if INKmune is proven to be effective therapy in patients with ovarian cancer and high-risk MDS, we will need to perform separate pivotal trials for approval in lung, prostate or renal cancer.

Three step process to preparation for INKmune human clinical trials:

INKmune GMP scale-up for Phase I/II clinical material

The working cell banks and individual INKmune product to be used in the patients for the clinical trial have been produced at the Royal Free Hospital in the CCGTT to full cGMP (MHRA MIA(IMP)11149). All manufacturing has been under the direction of Professor Mark Lowdell. The Company can produce enough INKmune to complete both Phase I clinical trials in women with ovarian cancer and in patients with high-risk MDS. We have validated storage of INKmune for up to 12 months in vapor phase nitrogen and have a fully scalable, closed system manufacturing process which can produce up to 6 patient doses per week during phase I and II trials. At intermediate scale we can manufacture 40 doses per week in a single 80 liter bioreactor. Importantly, we have validated the storage of INKmune at -80oC for up to three months which greatly facilitates the delivery and local storage of the drug for clinical trials and post commercialization. In contrast, as far as we know all other NK cell therapies and T cell therapies require complex shipping of drug products in vapor phase nitrogen below -150oC and specialized arrangements for ongoing storage at the clinical sites. We may need additional INKmune for future clinical trials.

INKmune Biomarker Development Program

We have discovered two biomarker strategies that we believe can be used to demonstrate: i) who should receive INKmune therapy; ii) if the INKmune therapy is working; and iii) when INKmune therapy should be repeated. For the initial Phase I/II trials in patients with ovarian cancer and high-risk MDS, we expect the biomarker testing will be performed in a single laboratory under our direction. In the near future, we will develop assay systems with standard operating procedures to ensure uniform testing of the biomarker across clinical sites. This will facilitate expansion of the clinical programs to multiple sites. We anticipate that, in the future, the biomarker program may be a surrogate marker for both clinical effectiveness and marketing purposes.

Interaction with Regulatory Authorities Regarding INKmune Development

The INKmune Phase I studies in high-risk MDS and ovarian cancer will be performed in the UK. We met with the Medicines and Healthcare Products Regulatory Agency (“MHRA”), the UK version of the FDA as part of a Scientific Advice Meetings in preparation for submitting the CTA for each program. The purpose of the meeting was to explain to the MHRA our manufacturing process and clinical plan for the development of INKmune in a Phase I relapse/refractory ovarian cancer and high risk MDS respectively.

INKmune Product Development Path Proposed Phase I Study in patients with ovarian cancer

Pending the evolution of the COVID-19 pandemic in 2021, we plan to initiate an open label Phase I cancer study in patients with ovarian carcinoma. Patients will be enrolled who have a low burden of relapse refractory disease and have peripheral blood or ascites NK cells which can respond to INKmune in a laboratory test on NK function. The study design agreed upon after discussion with the MHRA on September 12, 2017 was for a two-step Phase I/II study but this has been modified to an classic Phase I study followed by a randomized phase II. At present we anticipate the Phase I to be performed under the modified CTA at a single UK site, Sheffield University Hospital. We expect to initiate trial by the third quarter of 2021. In the Phase I trial, women with relapse refractory ovarian cancer will be treated with INKmune, given as an intra-peritoneal infusion through an indwelling peritoneal catheter in a traditional open label study to demonstrate safety and determine the dose of INKmune to be carried into the larger Phase II portion of the study. Based on pre-clinical studies that indicate that women with relapsed/refractory ovarian cancer have NK cells in their peritoneal cavity that response to INKmune to kill SKOV3, an NK-resistant ovarian cell line, we believe intra-peritoneal delivery of INKmune will be therapeutically effective. Three clinical trials support this observation. Two clinical trials have been performed using the first generation haplo-identical TpNK product in patients with AML. Both of those studies have been published (PLoS One. 2015 Jun 10;10(6):e0123416. doi: 10.1371/journal.pone.0123416. eCollection 2015) and (Biol Blood Marrow Transplant. 2018 Mar 26. pii: S1083-8791(18)30132-0. doi: 10.1016/j.bbmt.2018.03.019.). In summary, the studies showed that TpNK therapy, when delivered by intravenous infusion after conditioning therapy, was effective in providing prolong remissions with a toxicity profile that was manageable. TpNK therapy has not been delivered via intraperitoneal infusion, but a similar treatment strategy is used for the delivery of TALL-104 cells. TALL-104 is a replication incompetent human MHC non-restricted cytotoxic T-cell leukemic cell line that has been extensively studied and used to treat a number of cancers. Currently, Galileo Research, an Italian biotech company, has used TALL-104 in a Phase II clinical trial to treat women with ovarian cancer (http://www.galileoresearch.it/en/pipeline/TALL-104.html). In that study, TALL-104 is delivered via intraperitoneal infusion. Although the efficacy of the therapy is not yet known, the therapy is well tolerated with toxicities mainly related to the infusion catheter, not related to the TALL-104 infusion. The primary end points of the INKmune Phase I trial are safety and determining the dose of INKmune to take into the Phase II portion of the clinical trial. The key secondary efficacy end-points to be studied are i) increased NK cell priming as determined by multicolor flow cytometry of NK cells from the patient; ii) increased NK cell killing of SKOV3 tumor in a bioassay as shown in Figure 2 below; and iii) a decrease in tumor burden as measured by CA125 levels in the blood. Once safety and the optimal INKmune dose have been determined, a randomized study of women treated with INKmune will be compared to a group of control patients who receive only standard of care. We expect to treat six patients in the Phase I portion of the trial, but this number can increase by as many as 18.

INKmune Product Development Path Proposed Phase I Study in patients with high-risk MDS

During 2021, we plan to initiate an open label Phase I cancer study in patients with high-risk myelodysplastic syndrome (“MDS”). Patients will be enrolled who have a low burden of disease after completion of conventional therapy and have peripheral blood NK cells which can respond to INKmune in a laboratory test of NK function. At present we anticipate the Phase I to be performed at a single UK site, University Hospital Southampton. A UK contract research organization has been appointed and we expect to initiate trial by the third quarter of 2021. In the Phase I trial, patients with detectable residual disease in bone marrow and/or peripheral blood (<15% blasts by conventional tests) will be treated with intravenous infusions of INKmune and monitored for changes in peripheral blood NK activation, NK function and changes in residual blast counts in blood and bone marrow. We and others have previously shown that MDS patients with inadequate NK function have statistically significantly poorer prognosis than matched patients with normal levels of NK function (Tsirogianni et al 2019) and we have shown in laboratory experiments that the functional activity of NK cells from MDS patients can be enhanced by exposure to INKmune. Moreover, INKmune-primed NK cells are not inhibited by the hypoxic conditions of the diseased bone marrow microenvironment. Because both INKmune programs are being run in the UK, delays due to the COVID-19 pandemic may delay initiation of the clinical trial.

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

Challenges in the Market for Our Product Candidates

The market for new oncology therapies is busy, complicated, and rapidly evolving. We will be competing with companies that are older, larger, better financed and have greater experience. There are two types of drug companies – development companies and commercial companies. Development companies take the risk of developing new products to proof-of-concept. Once proof-of-concept has been achieved, if the drug provides clinical benefit, the product is usually acquired by a commercial company, which completes the drug’s clinical development and markets the product. We are a development company which will seek to develop products such as INKmune from the bench to the bedside to demonstrate proof-of-concept. The goal for us is to successfully develop such products to the point where they are attractive targets for potential partners/acquirers.

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

DN-TNF Competition

To our knowledge, there are no other innate immune system check-point inhibitors in development that combine the characteristics of neutralizing soluble TNF, decreasing the population and function of MDSC while promoting NK/DC crosstalk that expands, decreases expression of MUC4 and recruits the adaptive immune response to attack the patient’s tumor. Lilly is developing LY3022855, a human IgG1 monoclonal antibody designed to target the CSF1R that should inhibit MDSC from receiving CSF1 signals, decreasing their survival and relieving the effect of MDSC in the tumor. Daiichi Sankyo Inc., in collaboration with Bristol Myers Squibb, is testing DS-8273a, a TRIAL-R2 agonistic antibody in combination with a PDL1 inhibitor to decrease the number of MDSC in patients with colorectal cancer. Rgenix Inc., is developing RGX-104, an orally bioavailable small molecule immunotherapy that targets LXR (liver X Receptor). RGX-104 reportedly depletes MDSC. Syntrix Biosystems is developing SX-682. SX-682 is a small-molecule dual-inhibitor of CXCR1 and CXCR2, the chemokine receptors pivotal to tumor metastasis, therapy-resistance, and myeloid cell suppression of cancer surveillance by the adaptive immune system. By blocking the CXCR1/2 pathway, SX-682 may prevent recruitment of MDSC to the tumor microenvironment. The University of Minnesota has a trivalent antibody program aimed at treating patients with advanced hematologic malignancies. This CD16/IL-15/CD33 (161533) Tri-Specific Killer Engagers (TriKes) product may target CD33+ MDSC. Siamab Therapeutics is developing an anti-sialyl-Tn monoclonal antibody that targets MDSC in some tumor types. Clathera Biosciences, in collaboration with Incyte, a US based biotech, is developing CB-1158 (INCB01158), an arginase inhibitor to decreases MDSC. A Phase II clinical trial is open that combines CB-1158 with nivolumab, an anti-PD1 CPI marketed by Bristol Myers Squib. Reata Pharmaceuticals is testing omaveloxolone (RTA 408) in the phase Ib/II REVEAL trial in combination with either ipilimumab (Yervoy) or nivolumab (Opdivoo) in patients with advanced unresectable or metastatic melanoma. Currently approved non-selective TNF inhibitors, infliximab, etanercept, adalimumab and others, are not considered direct competitors of INB03 in the treatment of cancer because of their mechanism of action and safety side effects. Non- selective TNF inhibitors block the function of both sTNF and tmTNF. Blockade of tmTNF is immunosuppressive increasing the risk of infection and cancer in patients. This is shown in Figure 3 below where maintaining function to tmTNF by genetic or pharmacologic means results in an immunocompetent animal that can protect itself against infection. Blockade or knock-out of both sTNF and tmTNF results in death from infection.

INKmune Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We believe that key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, price, and reimbursement level. Many of our potential competitors, including many of the organizations named below, have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than us in obtaining FDA approval for and achieving widespread market acceptance of their drugs. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Further, the development of new treatment methods for the conditions we are targeting could render our drugs non-competitive or obsolete.

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

We are not aware of any approved treatments that are classified as NK cell therapies. We are aware of public companies in the NK cell therapy business such as NantKwest, Nkarta, Fate Therapeutics and Glycostem. These companies are developing products that involve replacing or supplementing NK cells of the patient for the treatment cancer. Their product requires extensive ex-vivo cell manipulations which, with respect to NantKwest and Fate Therapeutics, may include gene therapy. The next larger group of companies are in the personalized immuno-oncology business with products focused on T cell activation strategies. The most popular are the CAR-T cell therapies which are a patient specific ex-vivo gene therapy approach to a single disease (for example: pediatric ALL). CAR-T therapy has become wildly popular of late and includes many private companies, newer public companies such as Bluebird, Juno Therapeutics and Mustang Bio as well as established companies such as Novartis and Gilead. For many of the companies, CAR-T cell therapies is their only business. For the latter two, CAR-T cell therapies is a newly in-licensed program with marketing authorization in the US. Finally, the precision immune-oncology category also includes companies with anti-cancer antibody products and the newer “check-point” inhibitors. Antibody therapies are all about “illuminating” the cancer to the innate immune system (NK cells). Monoclonal antibodies were the original immunotherapy that drove the growth of well-known biopharma companies including Genentech/Roche, Amgen, Merck and others. Each of these products is disease specific (ie: treat only HER2+ breast cancer). Modern therapeutic antibodies are much more complicated bi-specific and tri-specific antibodies that attempt to connect the cancer with activated T-cells of the adaptive immune system. Check-point inhibitors are currently the most rapidly expanding product category in immuno-oncology. These CTLA-4 (ipilimumab) and PD-1 inhibitors (pembrolizumab and nivolumab) specifically block a mechanism that shields cancers from T-cell killing. The two companies in this business are Merck (pembrolizumab) and GSK (ipilimumab and nivolumab). There are many others trying to join this promising therapeutic area including large companies such as BMS and Roche.

There are several FDA approved drugs that improve the ability of the innate immune system (NK-cells) to treat cancer including mono-clonal antibody therapies (for example: Rituximab®; Avastin® and Herceptin® marketed by Roche/Genentech); and “check-point” inhibitors (Yervoy® and Opdivo®, BMS, Keytruda®, Merck and others). There is a large amount of development activity in the immune checkpoint inhibitor field from both pharmaceutical giants including AstraZeneca, Merck & Co, Pfizer, Merck KGaA, Roche, GSK, Novartis and Amgen and many start-ups, small companies and university spin-offs which have emerged in the past two years. Examples (in alphabetical order) include Agenus, Alligator Bioscience, Ambrx, AnaptysBio, argenx, Bioceros, BioNovion, Cellerant Therapeutics, Checkpoint Therapeutics, Compugen, CureTech, Enumeral, Five Prime Therapeutics, Genmab, GITR, ImmuNext, IOmet Pharma, iTeos Therapeutics, Jounce Therapeutics, KAHR Medical, Multimeric Biotherapeutics, Nativis, Orega Biotech, Pelican Therapeutics, Pieris Pharmaceuticals, Prima BioMed, Redx Pharma, Sorrento Therapeutics, Tesaro, TG Therapeutics, Theravectys and ToleroTech active in the field. The list of companies with poly-specific antibodies that attempt to link the cancer with a cytotoxic T cell is long, includes both private and public companies (Amgen, Xencor, F-Star, Merus and many others). Finally, two CAR-T cell therapies were just approved for the treatment of ALL – Kymriah™ (Novartis) and Yescarta™ (Gilead). We expect additional drugs to gain marketing authorization in the immune-oncology space.

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

Intellectual Property

We seek to protect our therapeutic programs by continuously developing patent properties covering novel compositions, formulations, purpose-limited compositions, combination treatments, methods of medical treatment, and other inventions in the United States Patent & Trademark Office (the “USPTO”), the World Intellectual Property Organization (“WIPO”) under the Patent Cooperation Treaty (“PCT”), and in patent offices for various foreign jurisdictions. While each invention is unique and territories for protection are decided on a case by case basis, we generally pursue patents in Australia, Canada, Europe, Japan, and the United States, and sometimes in Brazil, China and/or Korea. The following sections and corresponding tables summarize, for each of our current therapeutic programs, our pending and granted patent positions, to the extent publicly available, as of the time of preparing this document:

DN-TNF Platform Technology (Cancer, Neurologic Diseases, Metabolic Diseases, COVID-19)

The DN-TNF Platform Technology covers a variety of dominant negative tumor necrosis factor (“DN-TNF”) variant proteins, including the pegylated DN-TNF protein variants known as XPro1595, INB03, LIVNate, and Quellor. These DN-TNF protein variants can be considered a platform technology for treating the underlying immune dysfunction associated with many disease manifestations. The following table summarizes current IP covering our DN-TNF Platform Technology:

Patent/ Application	Number	Name	Jurisdiction	Ownership	Type	Expiration Date
Patent	EP 1578988	PROTEIN BASED TNF-ALPHA VARIANTS FOR THE TREATMENT OF TNF-ALPHA RELATED DISORDERS	EPO	Licensed	Composition	9/30/2022
Patent	JP 4353802	PROTEIN BASED TNF-ALPHA VARIANTS FOR THE TREATMENT OF TNF-ALPHA RELATED DISORDERS	JPO	Licensed	Composition	9/30/2022
Patent	US 7610156	METHODS FOR RATIONAL PEGYLATION OF PROTEINS	US	Licensed	Composition	3/31/2024
Patent	US 7642340	PEGYLATED TNF-a VARIANT PROTEINS	US	Licensed	Composition	3/31/2024

XPro1595 (Neurologic Diseases)

The patent suite for XPro1595 includes the DN-TNF patents (above) and other patents and patent applications directed to methods of treatment of disease. This patent suite continues to expand with active prosecution on use of XPro1595 (a DN-TNF variant) in neurologic diseases. The following table summarizes current IP expanding our DN-TNF Platform Technology for CNS-related methods of treatment:

Patent/ Application	Number	Name	Jurisdiction	Ownership	Type	Expiration Date
Patent	EP 2892547 B1	A DOMINANT NEGATIVE TNF-ALPHA INHIBITOR FOR USE IN TREATING NEUROLOGICAL DISORDERS OF THE CNS	EP	Licensed		9/10/2033
Application	EP 20178121 A	METHODS OF TREATING NEUROLOGICAL DISEASES	EP	Licensed		TBD
Application	14/427,279	METHODS OF TREATING NEUROLOGICAL DISEASES	US	Licensed		TBD
Application	16/371,848	METHODS OF TREATING NEUROLOGICAL DISEASES	US	Licensed		TBD

INB03 (Oncology)

The patent suite for INB03 includes the DN-TNF patents (above) and other patents and patent applications directed to methods of treatment of disease. This patent suite continues to expand with active prosecution on use of INB03 (a DN-TNF variant) in oncology. The following table summarizes current IP expanding our DN-TNF Platform Technology for oncology-related methods of treatment:

Patent/ Application	Number	Name	Jurisdiction	Ownership	Type	Expiration Date
Patent	US 10,543,264	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	US	Licensed	Method	7/7/2038
Application	16/688,930	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	US	Licensed	Method	TBD
Application	2016876541	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	EP	Licensed	Method	TBD
Application	2016371907	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	AU	Licensed	Method	TBD
Application	3006767	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	CA	Licensed	Method	TBD
Application	20168073849	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	CN	Licensed	Method	TBD
Application	1020187020449	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	KR	Licensed	Method	TBD
Application	2018531185	“CANCER PREVENTION AND THERAPY BY INHIBITING SOLUBLE TUMOR NECROSIS FACTOR”	JP	Licensed	Method	TBD

LIVNate (Metabolic Diseases)

The patent suite for LIVNate includes the DN-TNF patents (above) and other patents and patent applications directed to methods of treatment of disease. This patent suite continues to expand with active prosecution on use of LIVNate (a DN-TNF variant) for treating metabolic diseases. The following table summarizes current IP expanding our DN-TNF Platform Technology for metabolic disease -related methods of treatment:

Patent/ Application	Number	Name	Jurisdiction	Ownership	Type	Expiration Date
Application	16/652,407	TREATMENT OF COMPLICATIONS RELATED TO ACUTE OR CHRONIC HYPERGLYCEMIA	US	Jointly-Owned	Method	TBD
Application	PCT/US20/32649	TREATMENT OF NON-ALCOHOLIC STEATOHEPATITIS	PCT	Owned	Method	N/A

Quellor (CRS and COVID-19)

The patent suite for Quellor includes the DN-TNF patents (above) and other patents and patent applications directed to methods of treatment of disease. This patent suite continues to expand with active prosecution on use of Quellor (a DN-TNF variant) for treating cytokine release syndrome (CRS) and complications of COVID-19. We have two patent properties pending as of the date of this document.

INKmune (Oncology)

The INKmune program is directed to compositions and methods of treating cancer. INKmune comprises cells and/or membrane portions of cells derived from a cancer cell line expressing a unique biological signature (that is often downregulated in many cancers), which cells/membrane portions are inactivated to prevent proliferation, and which are administered to a patient. Once administered, the inactivated cells/membranes (INKmune) are presented in vivo to the patient’s own resting NK cells, thereby providing the unique biological signature, and resulting in what we call “NK cell priming,” that is, the change of a resting NK cell to a non-naturally occurring state, or “primed NK cell,” wherein the primed NK cell has received the signals often downregulated by cancer cells. Now having the often-downregulated signals, a primed NK cell can subsequently contact, adhere and commence killing of the patient’s cancer cells. The following table summarizes current IP covering INKmune:

Patent/ Application	Number	Name	Jurisdiction	Ownership	Type	Expiration Date
Patent	10,758,567	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	US	Licensed	Method	9/16/2036
Application	CA3009171A	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	CA	Licensed	Method	TBD
Patent	EP3349769	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	EP	Licensed	Method	11/14/2036
Application	2018534524	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	JP	Licensed	Method	TBD
Patent	2018203469	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	AU	Licensed	Method	11/14/2036
Application	CA3056631A	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	CA	Licensed	Method	TBD
Application	CN201880028522A	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	CN	Licensed	Method	TBD
Application	KR20197030017A	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	KR	Licensed	Method	TBD
Application	EP18768024A	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	EP	Licensed	Method	TBD
Application	16/494,713	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	US	Licensed	Method	TBD
Application	17/007,936	“IN VIVO PRIMING OF NATURAL KILLER CELLS”	US	Licensed	Method	TBD

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

●	“N/A” when used above with respect to provisional patent applications and international PCT patent applications, each of which is only temporary in nature, and does not mature into a valid enforceable patent by itself, but instead serves to establish a chain of priority rights for subsequently filed patent applications.

●	“TBD” when used above with respect to pending patent applications which are undergoing ordinary patent prosecution and may eventually issue as a valid enforceable patent.

International PCT patent applications cover all 152 nations which are signatories of the PCT. However, our IP strategy generally recognizes the United States, United Kingdom, European Union, Canada, Japan, Australia and China as targets for extending patent protection under the PCT. Decisions regarding which countries to extend patent coverage under the PCT is taken on a case by case basis, subject to normal business considerations such as value and return on investment.

Each of the above-identified patents and patent applications is subject to change based on strategic patent portfolio building decisions, which may include refiling and reissue, certain abandonments, including those in favor of continuing patent applications, maturations from provisional to non-provisional filings, and other regular patent prosecution activities.

Trademarks

The following table summarizes trademark applications and registrations used or intended for use in connection with products in our pipeline:

Application / Registration	Number	Mark	Jurisdiction
Application	90/517,195	INmune Bio	US
Application	88/857,507	INKmune	US
Application	90/517,204	INB16	US
Application	88/862,742	LIVNate	US
Application	88/907,267	Quellor	US

Each of the above-identified trademark applications is subject to change as the trademark portfolio develops and we begin to perfect these registrations with actual use after receiving marketing authorization.

Immune Ventures, LLC License Agreement

On October 29, 2015, the Company entered into an exclusive license agreement (the “INKmune License Agreement”) with Immune Ventures, LLC (“Immune Ventures”). Pursuant to the INKmune License Agreement, we were granted exclusive worldwide, sub-licensable, royalty-bearing licenses (collectively “Patent Rights”) as well as all applications (the “Field”) of the Patent Rights, including rights to incorporate any improvements or additions to the patents that may be developed in the future to the following patents and patent applications:

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

In consideration for the Patent Rights, we agreed to the following milestone payments (of which none have been incurred as of December 31, 2020):

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

The term of the agreement began on October 29, 2015 and, if not terminated sooner pursuant to the agreement, ends on a country-by-country basis on the date of the expiration of the last to expire patent rights where patent rights exists. Upon the termination of the agreement we shall have a fully paid up, perpetual, royalty-free license without further obligation to Immune Ventures. The agreement can be terminated by Immune Ventures if, after 60 days from the Company’s receipt of notice that the Company has not made a payment under the agreement, and the Company still does not make this payment. On July 20, 2018, the parties amended the agreement under which the Company was required achieve milestones pursuant to the agreement. On October 30, 2020, the parties executed an additional amendment to the agreement under which the Company is required to achieve the following milestones:

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

Annual maintenance fees under the PITT Agreement include: $5,000 due June 26 of each year 2020-2022; $10,000 due on June 26 of each year 2023-2024; and $25,000 due on June 26 of each year 2025 and annually thereafter until first commercial sale. As of December 31, 2020, the Company has no amounts owed pursuant to the PITT Agreement. The Company is current on its annual maintenance fees pursuant to the PITT Agreement.

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

In exchange for the license agreement, the Company paid UCLB an initial license fee of approximately $10,000 and shall pay annual licensing fees of approximately $13,000 per year for the remaining term of the agreement beginning in July 2020. The Company will pay UCLB a royalty of 3-3.5% of the net sales value (as defined in the agreement) of all licensed products sold or used by the Company. As of December 31, 2020, no amounts are owed to UCLB pursuant to this license agreement. In the event the Company sub-licenses the technology and know-how, the Company will pay UCLB a royalty of 12 percent of the consideration (cash or non-cash) received by the Company in relation to the development or sub-licensing of any of the technology and know-how.

INKmune Research and Development

We expect to use third parties to conduct our preclinical and clinical trials under the direct supervision of management.

INKmune Manufacturing

We intend to contract with third parties for the manufacture of our compounds for investigational purposes, for preclinical and clinical testing and for any FDA approved products for commercial sale. Pre-clinical and clinical material for the early clinical trials with INKmune has been manufactured under the direction of Mark Lowdell at a licensed Good Manufacturing Practice (“GMP”) facility. The master cell bank, working cell bank and individual product doses were completed in July 2018. This clinical material is planned for use in the Phase I/II clinical trials in ovarian cancer. If we raise adequate capital to initiate the high-risk MDS Phase I/II trials, additional working cell banks and therapeutic product will be produced from the existing master cell bank. This process takes approximately 6 months and is not anticipated to delay the initiation of the high-risk MDS Phase I/II trials. We may transfer the manufacturing to a different commercial contract manufacturing organization after completion of these Phase II studies.

Human Mesenchymal Stem Cells

In November 2017, we entered into a Material Transfer and License Agreement with the Anthony Nolan Cord Blood Bank (“AN”), the oldest and largest non-directed cord blood bank in the United Kingdom for the supply the starting material for the mesenchymal stem cells - umbilical cords not used after cord blood harvest. Mark Lowdell’s research group developed and validated a methodology for producing large numbers of clinical-grade pooled human umbilical cord derived mesenchymal stem cells (“HucMSC”). We believe the reproducible and reliable supply of large quantities of high-quality a may solve one of the major problems associated with the development of mesenchymal stem cell therapies for medicine. Under this agreement we were granted a license to produce and sell these cells for medical research, including clinical trials. The agreement provides that Immune Bio Internal shall pay to AN £200 plus VAT (if applicable) for each umbilical cord tissue sample (and any intellectual property, developed, or conceived by Immune Bio International in exercising its rights under the agreement (“Licensed Product”)) Immune Bio International receives pursuant to the agreement. Additionally, during the entire term of the agreement, Immune Bio International shall pay AN a royalty of 2% of the net sales of the Licensed Product. We believe we are well positioned to become a preferred manufacturing partner for companies who need MSC for clinical programs. Manufacture of HucMSC is performed under the direction of Mark Lowdell in a licensed GMP facility that is contracted to the Company as part of existing research and development agreements. The starting material for the HucMSC product is provided by the AN. The HucMSC product produced in this facility are fully qualified to be used for either research or clinical trials. Currently, we plan to supply HucMSC to third parties for their research use and in clinical trials as part of the development process for commercial pro/ducts. We may decide to expand this agreement in the future if the commercial and/or development opportunities warrant such expansion. At the current time, we expect this program to be funded by revenues from commercial sales. The agreement with AN terminates on November 29, 2027. AN may terminate the license on written notice to us, if a donor withdraws consent to the continued use of umbilical cord tissue samples that were obtained by AN. Additionally, either party may terminate the agreement on 30 days prior written notice to the other if that other party materially breach any term of the agreement and such breaches (to the extent it is remediable) is not remedied within 30 days of the written request to the other party to do so.

Challenges in the Market for Immunotherapy Products

Government Regulation

The FDA and other federal, state, local and foreign regulatory agencies impose substantial requirements upon the clinical development, approval, labeling, manufacture, marketing, and distribution of drug products. These agencies regulate, among other things, research and development activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of our product candidates. The regulatory approval process is generally lengthy and expensive, with no guarantee of a positive result. Moreover, failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, injunctive relief including partial or total suspension of production, or withdrawal of a product from the market.

Various regulatory authorities regulate, among other things, the research, manufacture, promotion, and distribution of drugs in the United States under the FDA and other statutes and implementing regulations. The process required by the FDA before prescription drug product candidates may be marketed in the United States generally involves the following:

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

The Phase I trial has been completed and provided evidence of safety and a pharmacodynamic drug affect, decrease of inflammatory biomarkers, needed to move the program to a Phase II clinical trial in cancer. The Phase II clinical trial that will combine INB03 with approved second line therapy in patients with brain metastasis in women with Her2+ breast cancer. This is a combination trial where the addition of INB03 to approved second line therapy may provide a therapeutic alternative in a disease without any drugs approved. The Company has not lost interest in combining INB03 with CPI, but competition for patients is fierce in this arena. Our plan is to pursue treatment of tumors that express MUC4 as our lead indication. Tumors that express MUC4 are resistant to all forms of immunotherapy due to a combination of increased MDSC in the tumor, decreased inflammation in the tumor (a “cold” tumor) and direct effects of MUC4 and soluble TNF on HER2 function. If combination therapy with INB03 decreases MUC4 expression and changes the TME to make the “cold” tumor “hot”, then addition of a CPI will be warranted. Checkpoint inhibitors are immunotherapy drugs that target proteins in the tumor and immune cells to improve the adaptive immune response to the tumor by reversing immunologic strategies the cancer uses to evade the immune system. These drugs target PD1, PDL-1 or CTLA-4. As of April 2018, there are six checkpoint inhibitors approved in the US (Ipilimumab, Atezolizumab, Avelumab, Durvalumab, Pembrolizumab, and Nivolumab). Additional checkpoint inhibitors to new and existing targets are in development and will be approved in the coming years. Checkpoint inhibitors are having a significant impact on the treatment of cancer and are expected to be the largest selling class of cancer therapies by 2027. INB03 can impact the cancer market for CPI in two ways; i) increase the number of patients eligible for CPI by making “cold” tumors “hot” and ii) reverse resistance to CPI due to immunologic factors in the TME such as increased MDSC. Currently, only 25-30% of patients treated with currently approved checkpoint inhibitors respond to therapy and many of these become refractory after a period of treatment. This means at least 70% of patients are resistant to, or refractory to, checkpoint inhibitors. Experts agree that combination therapy is needed and necessary to improve the response to checkpoint inhibitor therapy in resistant and refractory patients. To that end, companies with approved checkpoint inhibitors are looking for companion drugs improve patient response and expand market opportunities. The INB03 development program in cancer is designed to take advantage of our pre-clinical data and the needs to the cancer community to improve the safety and efficacy of checkpoint inhibitors. At this time, the combination trial to treat trastuzumab resistant HER2+ expressing cancer is our lead registration strategy for INB03. Current therapies for trastuzumab resistant cancers are used on a trial by error approach. Using MUC4 expression as a biomarker for to predict trastuzumab resistance brings a precision medicine approach to this difficult clinical scenario. Addition of INB03 to the treatment regimen for treating HER2+ cancers may convert “cold” tumors to “hot” tumors making the eligible for treatment with CPI. Finally, the clinical development landscape for CPI combination therapies to treat CPI resistant therapies is chaotic. The design and successful completion of a Phase II trial is not guarantee of clinical relevance or commercial viability. There are multiple therapies on the market or in development for the treatment of trastuzumab resistant breast cancer. The most prominent of antibody conjugates including ado-trastuzumab emtansine (Kadycycla/T-DM1, Genentech/Roche) and trastuzumab deruxtecan (Enhertu, Daiichi Sankyo). To our knowledge, there are no drugs approved for the treatment of patients with HER2+ brain metastasis. CPI are not active in HER2+ cancers but there is considerable interest in attempting to modify the TME to allow effective use of CPI in patients with advanced disease. Checkpoint inhibitor companies announced large partnering deal with companies producing checkpoint inhibitor potentiators – BMS/Nektar; BMS/IFM and Merck/Incyte. Experts agree that partnering in this arena will continue. The registration and development strategy for INB03 is multinational. The Phase II program may enroll patients in other countries, including the United States after submitting an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA. If partnering is successful at any stage of INB03 development, we expect the partner to influence the development and regulatory decisions needed with moving the drug to commercialization. Finally, combination therapy to treat patients resistant to trastuzumab or CPI are not the only oncology application for INB03. INB03 can be combined with other immune-oncology therapy to improve efficacy, safety or both. INB03 can be used as part of combination therapy with immuno-oncology drugs, paired with tradition therapies such as cytotoxic chemotherapy, kinase inhibitors, cell therapies or radiation therapy. The company is pursuing pre-clinical data in some of these areas. When and if positive developments occur, we will communicate them to our shareholders. There are other regulatory venues that will be important for both our products – the largest and most important is Europe. In Europe, the European Medicines Agencies (“EMA”) is responsible for authorization of clinical trials in member states. In EU, there may be a requirement to get individual country authorization at the same time as EMA authorization. The initial development of INB03. XPro1595 and LIVNate will occur in AUS followed by trials in the US. The development of INKmune will occur primarily in the United Kingdom followed by trials in the US. XPro1595 is being developed for the treatment of Alzheimer’s disease under a Part-the-Cloud Award received Feb 2019. The biomarker directed Phase I trial is being performed in AUS using a regulatory strategy identical to that used for INB03 in cancer. Regulatory approval to initiate the trial was received on February 8, 2019. XPro1595 treats microglial activation and innate immune dysregulation may be the cause with Alzheimer’s disease in some patients. To our knowledge, there are few companies using an anti-inflammatory strategy for the treatment of Alzheimer’s disease. Those companies include Denali Therapeutics (NASDAQ: DNLI); developing DNL747 that targets critical signaling proteins in the TNF pathway that regulate inflammation and cell death. Alector (NASDAQ: ALEC) in partnership with Abbvie is developing AL002 that targets TREM2 on microglial cells. Gliacure is targeting microglial cells in Alzheimer’s disease with a small molecule candidate GC021109. LIVNate is being developed for the treatment of NASH. The Phase II trial will occur in AUS and NZ, is expected to require fewer than 5 clinical sites to complete enrollment. LIVNate offers a unique therapeutic strategy for the treatment of NASH by targeting peripheral, regional and local cycles of pathology that contribute to the development and progression of the disease. There are many drugs in development for NASH classified in three groups – anti-fibrotic, metabolic and anti-inflammatory therapies. Drug development for the treatment of NASH has been difficult. In 2019, several programs failed in late stage development including seldapar (CYMABAY) and selonsertib (GILEAD). Currently, ocaliva by Intercept is expected to be the first drug to receive FDA approval for the treatment of NASH with by elafibranor by GENFIT is expected to be second. The list of companies with NASH therapies in earlier stages of development is long, including cenicriviroc by ALLERGAN, MGL-3196 by MADRIGAL, VK2809 by VIKING Therapeutics and belapectin by GALECTIN. To our knowledge, the only true anti-inflammatory strategy in development is an anti-IL11 being developed by Boheringer Ingelheim most likely as part of combination therapy.

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

Human Capital Resources

As of December 31, 2020, we had 5 full-time employees. We consider the intellectual capital of our employees to be an important driver of our business and key to our future prospects. Since the Company’s inception the Company has experienced no employee turnover. We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Nevada on September 25, 2015. Our principal executive office is located at 1200 Prospect Street, Suite 525, La Jolla, CA 92037 and our telephone number is (858) 964-3720.

Item 1a. Risk Factors

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

●	We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

●	We will require additional capital to fund our operations and if we fail to obtain necessary financing we will not be able to complete the development and commercialization of our product candidates.

●	We are significantly dependent on the success of our DN-TNF product platform and Natural Killer Cell Priming Platform (INKmune) and our product candidates based on these platforms.

●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.

●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.

●	The biotechnology and immunotherapy industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.

●	We can provide no assurance that our clinical product candidates will obtain regulatory approval or that the results of clinical studies will be favorable.

●	Drug discovery and development is a complex, time-consuming and expensive process with a high rate of failure.

●	We may face legal claims; legal disputes are expensive and we may not be able to afford the costs.

●	We can provide no assurance of the successful and timely development of new products.

●	We must comply with significant government regulations.

●	We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights.

●	The price of our common stock may be volatile.

●	The market prices for our common stock may be adversely impacted by future events.

●	A limited public trading market may cause volatility in the price of our common stock.

●	Our Rights Agreement contains anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

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

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful to our business. To this end, we are dependent on our licenses with Xencor, Inc., Immune Ventures, LLC the University of Pittsburgh and University College London. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our licensed intellectual property. Our licensors may not successfully prosecute any applications for or maintain intellectual property to which we have licenses, may determine not to pursue litigation against other companies that are infringing such intellectual property, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer similar products for sale, which could adversely affect our competitive business position and harm our business prospects. If we lose any of our right to use third-party intellectual property, it could adversely affect our ability to commercialize our technologies, products or services, as well as harm our competitive business position and our business prospects.

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

Our officers and Directors own the company that we license our INKmune patent from.

On October 29, 2015, we entered into an exclusive license agreement with Immune Ventures, LLC (Immune Ventures). The license agreement relates to our natural killer program, INKmune. Immune Ventures is owned by our President and a member of our Board of Directors, David Moss, our Chief Financial Officer and Treasurer and Mark Lowdell, our Chief Scientific Officer. Because our officers and directors also own Immune Ventures there may be an inherent conflict of interest which could result in unanticipated actions that adversely affect us.

We have a limited operating history, and expect to incur significant additional operating losses.

We are an early-stage company formed in September 2015 and have only a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We expect to incur substantial additional operating expenses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the preclinical and clinical development of our product candidate; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; implementing successful manufacturing, sales, and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

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

We may not be able to initiate or continue clinical trials for INKmune our DN-TNF product platform or any other product candidate if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

We have never commercialized a product. Even if INKmune, our DN-TNF product platform (INB03, XPro1595, Quellor, LIVNate), or any other product candidate we develop is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

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

Even if we obtain regulatory approvals for INKmune and/or any product from our DN-TNF platform (INB03, XPro1595, Quellor, LIVNate) those approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could prevent us from realizing the full benefit of our efforts.

If we obtain regulatory approvals, INKmune and/or the DN-TNF product platform, and the manufacturing facilities used for its production will be subject to continual review, including periodic inspections, by the FDA and other United States and foreign regulatory authorities. In addition, regulatory authorities may impose significant restrictions on the indicated uses or marketing of INKmune or other products that we may develop. These and other factors may significantly restrict our ability to successfully commercialize INKmune.

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

We must also report adverse events that occur when our products are used. The discovery of previously unknown problems with INKmune, the DN-TNF product platform or manufacturing facilities used to manufacture INKmune or the DN-TNF product platform may result in restrictions or sanctions on our products or manufacturing facilities, including withdrawal of our products from the market. Regulatory agencies may also require us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our product or obtain re-approvals. This may cause our reputation in the market place to suffer or subject us to lawsuits, including class action suits.

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

The development and commercialization of new drug products is highly competitive. We expect that we will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to INKmune, our DN-TNF product platform, and any other of our product candidates that we may seek to develop or commercialize in the future. Specifically, due to the large unmet medical need, global demographics and relatively attractive reimbursement dynamics, the oncology market is fiercely competitive and there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of cancer. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

To execute our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. We currently have 5 full time employees and retain the services of additional personnel on an independent contractor basis. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

We may face business disruption and related risks resulting from President Biden’s invocation of the Defense Production Act, which could have a material adverse effect on our business.

In response to the COVID-19 pandemic, President Biden invoked the Defense Production Act (the “Defense Production Act”). Pursuant to the Defense Production Act, the federal government may, among other things, require domestic industries to provide essential goods and services needed for the national defense. While we have not experienced any impact on our business as a result of such actions, we continue to assess the potential impact that the invocation of the Defense Production Act may have on our ability to effectively conduct our business operations as planned, either as a result of becoming directly subject to the requirements of the Defense Production Act, our suppliers becoming so subject and diverting deliveries of raw materials elsewhere, or otherwise. There can be no assurance that we will not be impacted by any action taken by the federal government under the Defense Production Act, and any resulting disruption on our ability to conduct business could have a material adverse effect on our financial condition and results or operations.

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

We are an “emerging growth company” within the meaning of the Securities Act of 1933, as amended, or the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (2) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering), (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, and (4) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act (i.e., the first day of the fiscal year after we have (a) more than $700.0 million in outstanding common equity held by our non-affiliates, measured each year on the last day of our second fiscal quarter, and (b) been public for at least 12 months).

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Anti-takeover provisions in our stockholder rights plan could make a third-party acquisition of us difficult.

We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. Specifically, the rights issued under the stockholder rights plan could cause significant dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. The rights plan is not intended to prevent a takeover, and we believe it will enable all our stockholders to realize the full potential value of their investment in the Company and protect the Company and its stockholders from efforts to obtain control of the Company that are inconsistent with the best interests of the Company and its stockholders. The rights under the plan will expire on December 30, 2021, subject to a possible earlier expiration to the extent provided in the stockholder rights plan, unless extended.

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

As of December 31, 2020, there were 35 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

Purchases of Equity Securities by the Issuer

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

PART II

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

We believe our DN-TNF platform can be used to reverse resistance in immunotherapy, to target glial activation to prevent progression of Alzheimer’s disease (“AD”), to target neuroinflammation in treatment resistant depression (“TRD”), to target intestinal leak and inflammation to treat non-alcoholic steatohepatitis (“NASH”) and to treat complications of the cytokine storm associated with COVID-19 infection. The drug is named differently for each indication; INB03, XPro1595, LIVNate and Quellor, respectively, but it is the same drug product. In each case, we believe neutralizing sTNF is a cornerstone to the treatment of each of these diseases. As an immunotherapy for cancer, we are using INB03 to neutralize sTNF produced by HER2+ trastuzumab resistant breast cancers to reverse resistance to therapy. sTNF causes an up-regulation of MUC4 expression that causes steric hindrance of trastuzumab binding to the HER2/Neu receptor on HER2+ breast cancer cells. Without binding, trastuzumab is not effective. In addition, INB03 changes the immunobiology of the tumor microenvironment by decreasing the number of immunosuppressive myeloid cells, both myeloid derived suppressor cells and tumor active macrophages, and increasing the number of cytotoxic lymphocytes in the TME. The Company has completed an open label dose escalation trial in cancer patients with metastatic solid tumors that have failed multiple lines of therapy. The trial informs the design of the Phase II trial by demonstrating that INB03 was safe and well tolerated, defined the dose of INB03 to carry into Phase II trials, and demonstrated a pharmacodynamic end-point. A Phase II trial is planned in women with advanced HER2+ breast cancer with metastasis.

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

Effective therapy for treatment resistant depression (TRD) is a large unmet need. Twenty percent of patients with a Major Depressive Disorder have TRD. Once third of TRD patients have peripheral biomarkers to inflammation (elevated CRP). This is a large patient population. The role of TNF and anti-TNF therapeutics was explored in a small open label clinical trial by Prof. Andrew Miller, MD of Emory University demonstrated the patients have elevated TNF levels and treatment with infliximab treated their depression (Miller, 2011). The Company received a $2.9M USD award from the National Institute of Mental Health (NIMH) to treat TRD with XPro1595. The blinded, randomized Phase II trial will use a biomarkers of peripheral inflammation to select patients with TRD for enrollment. Patients will be treated for 6 weeks. Primary end-points include both clinical and neuroimaging measures. The final trial design has is ongoing and discussions with the FDA are not complete. The Company anticipates receiving authorization to initiate the clinical trial in the second half of 2021.

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

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

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

Other income

Other income primarily consists of income from a settlement in 2020. In addition, other income includes interest income on money market accounts during 2020 and 2019.

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

Research and Development (“R&D”)

R&D expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, and other R&D expenses. Clinical studies and outside services costs relate primarily to services performed by clinical research organizations and related clinical or development manufacturing costs, materials and supplies, filing fees, regulatory support, and other third-party fees. Personnel expenses relate primarily to salaries, benefits and share-based compensation. R&D expenditures are charged to operations as incurred.

We recognize R&D tax credits receivable from the United Kingdom and Australian government for spending on R&D as an offset of R&D expenses.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted to service providers. employees, and directors based on the estimated fair value of the award on the grant date. We calculate the estimated fair value of stock options on the date of grant using the Black-Scholes option-pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the market value of common stock on the grant date, the expected dividend yield, the expected term of the awards, the risk-free interest rates and the expected common stock price volatility over the term of the option awards. The expected volatility is based on the historical volatility of a few unrelated public companies within our industry over the most recent period commensurate with the estimated expected term of our stock options as we have insufficient historical information regarding the volatility of the share price of our common stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

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

Xencor

In October 2017, we licensed INB03 (also known as XPro1595, Quellor, and LIVNate) from Xencor. This exclusive, global, unrestricted license came with considerable know-how, intellectual property, pre-clinical data, regulatory documentation and product stocks. Currently, we are focused on the immune-oncology uses of this unique asset. In the future, we may develop the asset in a wide variety of therapeutic areas, with a variety of delivery techniques by ourselves or in conjunction with partners.

Results of Operations

Comparison of the Years Ended December 31, 2020 and December 31, 2019

	Year Ended
	December 31, 2020	December 31, 2019	Change
Revenues	$(10,916)	$-	$(10,916)
General and Administrative	6,321,097	6,016,056	305,041
Research and Development	5,917,495	3,281,945	2,635,550
Waiver of common stock issuable	-	(1,542,000)	1,542,000
Other Income	(128,517)	(77,688)	(50,829)
Net loss	$(12,099,159)	$(7,678,313)	$4,420,846

Revenues

During 2020, the Company sold MSC’s to one third-party and recognized $10,916 of revenues. There were no sales during 2019.

General and Administrative

General and administrative expenses were $6.3 million for the year ended December 31, 2020, compared to $6.0 million for the year ended December 31, 2019. The increase was primarily attributable to higher stock-compensation ($0.2 million higher in 2020), higher insurance expense ($0.2 million higher in 2020) and higher wages and benefits ($0.2 million higher in 2020) partially offset by lower professional fees ($0.4 million lower in 2020).

Research and Development

Research and development expenses increased to $5.9 million for the year ended December 31, 2020 from $3.3 million for the year ended December 31, 2019. During the years ended December 31, 2020 and 2019, the Company recorded stock-based compensation of $0.6 million and $1.8 million, respectively, within research and development expenses. The increase in research and development expenses during the year ending December 31, 2020 compared to December 31, 2019 is due to additional amounts incurred for the advancement of our drug platform and due to the Company incurring manufacturing costs in connection with producing its DN-TNF product.

Waiver of Common Stock Issuable

During the year ended December 31, 2019, the Company reversed $1.5 million of expense as a result of a consultant permanently waiving the Company’s obligation to issue 200,000 shares owed to the consultant which were expensed in a prior period. No similar transaction occurred during the year ended December 31, 2020.

Other Income

Other income increased during the year ended December 31, 2020 compared to 2019 as a result of the Company receiving a refund from a third-party vendor pursuant to a release and settlement agreement of approximately $0.1 million for services provided in a previous year, partially offset by earning lower interest in 2020 compared to 2019.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $12,099,159 and $7,678,313 for the years ended December 31, 2020 and 2019, respectively. Net cash used in operating activities was $8,943,646 and $5,384,656 for the years ended December 31, 2020 and 2019, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock and from the receipts of grants. As of December 31, 2020, we had cash and cash equivalents of $22.0 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, costs incurred to manufacture our drugs under development, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs the majority of its research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of December 31, 2020, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.6 million. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

As of December 31, 2020, the Company had an accumulated deficit of $33,375,340 and working capital of $22,209,460. Losses have principally occurred as a result of stock-based compensation expense as well as the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of material revenues until such time as the Company’s products are commercialized. As of December 31, 2020, we had cash and cash equivalents of $22.0 million. In addition, during January and February 2021, we raised an additional $29.0 million in gross proceeds through sales of common stock under the ATM program. As such, we believe our cash and cash equivalents, including the proceeds received in January and February 2021, will be sufficient to fund our operations for at least the next 12 months following the filing date of this Annual Report on Form 10-K.

Initial Public Offering

During the year ended December 31, 2019, the Company completed its initial public offering in which the Company sold 1,020,820 shares of its common stock for gross proceeds of $8.2 million (net proceeds of $7.3 million).

April and May sale of common stock

During April and May 2019, the Company sold 522,212 shares of its common stock to certain investors for cash proceeds of $4.7 million, of which the Company’s CEO purchased 11,100 shares for $0.1 million of cash and the Company’s CFO purchased 5,000 shares for $0.1 million of cash.

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

As a result, on May 15, 2019, 70,000 newly issued shares of the Company’s common stock were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of the Company’s common stock under the agreement, and 30,000 newly issued shares of common stock, valued at $10.00 per share, were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $0.3 million ($0.2 million net of offering costs). During the year ended December 31, 2020, the Company issued 196,000 shares of the Company’s common stock to Lincoln Park for gross proceeds of $1,002,644.

Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to, an additional $18.7 million worth of shares of the Company’s common stock. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s option, over the 24-month term of the agreement.

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

ATM Sales Agreement

On April 16, 2020, we entered into a sales agreement with BTIG, as sales agent, to establish an ATM offering program. We were required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. During the year ended December 31, 2020, we issued and sold 178,600 shares of common stock at an average price of $5.45 per share under the ATM program. The aggregate net proceeds were approximately $0.8 million after BTIG’s commission and other offering expenses.

During January and February 2021, we issued and sold 1,439,480 shares of common stock at an average price of $20.17 per share under the ATM program. The aggregate net proceeds were approximately $28.4 million after offering expenses.

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

Grants

During 2019, the Company was awarded a $1.0 million grant from the Alzheimer’s Association to advance XPro1595, a novel therapy targeting neuroinflammation as a cause of Alzheimer’s disease. The endowment was awarded under the Part the Cloud to RESCUE grant. During the years ended December 31, 2020 and 2019, the Company received $0.1 million and $0.9 million, respectively, related to the grant, which the Company recorded as a reduction of research and development expense. As of December 31, 2020, the Company has received $1.0 million of cash proceeds from the Alzheimer’s Association and no additional amounts are available to the Company pursuant to this grant.

During the year ended December 31, 2020, the Company was awarded a $0.5 million grant from the Amyotrophic Lateral Sclerosis (“ALS”) Association to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the year ended December 31, 2020, the Company received $0.3 million of cash proceeds pursuant to this grant which the Company recorded as deferred liabilities. During the year ended December 31, 2020, the Company recorded $0.2 million as a reduction of research and development expense related to the ALS grant. As of December 31, 2020, the Company recorded $0.1 million as deferred liabilities in the consolidated balance sheet related to the ALS grant.

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (“NIH”). As of December 31, 2020, the Company has not received any proceeds pursuant to this grant.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(8,943,646)	$(5,384,656)
Net cash provided by financing activities	23,895,781	12,209,021
Impact on cash from foreign currency translation	19,223	(15,044)

Net increase in cash and cash equivalents	$14,971,358	$6,809,321

Net Cash Used in Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used $8.9 million of cash for the year ended December 31, 2020, primarily resulting from our net loss of $12.1 million, partially offset by non-cash stock-based compensation charges of $3.1 million.

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

Net Cash Provided by Financing Activities

During July 2020, the Company completed an underwritten public offering in which it sold 2,500,000 shares of common stock at a public offering price of $10.00 per share. Aggregate net proceeds from the underwritten public offering were approximately $23.1 million, net of approximately $1.9 million in underwriting discounts and commissions and offering expenses.

During the year ended December 31, 2020, the Company purchased 220,000 shares from an investor for approximately $1.0 million. In addition, the Company sold 196,000 shares of its common stock to Lincoln Park for cash proceeds of approximately $1.0 million.

During the year ended December 31, 2020, the Company issued and sold 178,600 shares of common stock at an average price of $5.45 per share under the ATM program for net cash proceeds of approximately $0.8 million.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

INmune Bio, Inc.

La Jolla, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of INmune Bio, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

March 4, 2021

INMUNE BIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$21,966,883	$6,995,525
Research and development tax credit receivable	1,686,065	568,139
Other tax receivable	112,684	77,225
Prepaid expenses	220,090	97,623
Prepaid expenses – related party	-	26,266
TOTAL CURRENT ASSETS	23,985,722	7,764,778

Operating lease – right of use asset – related party	156,214	191,543
Acquired in-process research and development intangible assets	16,514,000	16,514,000

TOTAL ASSETS	$40,655,936	$24,470,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,518,113	$401,989
Accounts payable and accrued liabilities – related parties	33,664	290,102
Deferred liabilities	190,612	-
Operating lease, current liability – related party	33,873	8,288
TOTAL CURRENT LIABILITIES	1,776,262	700,379

Long-term operating lease liability – related party	126,286	160,164
TOTAL LIABILITIES	1,902,548	860,543

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 13,481,283 and 10,770,948 shares issued and outstanding, respectively	13,481	10,771
Additional paid-in capital	72,104,539	44,833,703
Common stock issuable	-	50,000
Accumulated other comprehensive income (loss)	10,708	(8,515)
Accumulated deficit	(33,375,340)	(21,276,181)
TOTAL STOCKHOLDERS’ EQUITY	38,753,388	23,609,778

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,655,936	$24,470,321

See accompanying notes to these consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
REVENUE	$10,916	$-

OPERATING EXPENSES
General and administrative	6,321,097	6,016,056
Research and development	5,917,495	3,281,945
Gain on waiver of common stock issuable	-	(1,542,000)
Total operating expenses	12,238,592	7,756,001

LOSS FROM OPERATIONS	(12,227,676)	(7,756,001)

OTHER INCOME
Other income	128,517	77,688
Total other income	128,517	77,688

NET LOSS	$(12,099,159)	$(7,678,313)

Net loss per common share – basic and diluted	$(1.01)	$(0.75)

Weighted average number of common shares outstanding – basic and diluted	11,988,492	10,272,641

COMPREHENSIVE LOSS
Net loss	$(12,099,159)	$(7,678,313)
Other comprehensive (income) loss – foreign currency translation	19,223	(15,044)
Total comprehensive loss	$(12,079,936)	$(7,693,357)

See accompanying notes to these consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

					Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Income (loss)	Deficit	Equity
Balance as of January 1, 2019	8,719,441	$8,719	$25,446,196	$4,676,000	$6,529	$(13,597,868)	$16,539,576
Issuance of common stock and warrants for cash, net	1,643,032	1,643	12,207,378	-	-	-	12,209,021
Issuance of common stock issuable	400,000	400	3,083,600	(3,084,000)	-	-	-
Waiver of common stock issuable	-	-	-	(1,542,000)	-	-	(1,542,000)
Stock-based compensation	8,475	9	4,096,529	-	-	-	4,096,538
Loss on foreign currency translation	-	-	-	-	(15,044)	-	(15,044)
Net loss	-	-	-	-	-	(7,678,313)	(7,678,313)
Balance as of December 31, 2019	10,770,948	10,771	44,833,703	50,000	(8,515)	(21,276,181)	23,609,778
Issuance of common stock for cash, net	2,874,600	2,875	24,904,906	-	-	-	24,907,781
Acquisition and retirement of common stock	(220,000)	(220)	(1,011,780)	-	-	-	(1,012,000)
Capital contribution	-	-	215,761	-	-	-	215,761
Cashless exercise of warrants	2,400	2	(2)	-	-	-	-
Issuance of common stock issuable	33,335	33	49,967	(50,000)	-	-	-
Stock-based compensation	20,000	20	3,111,984	-	-	-	3,112,004
Gain on foreign currency translation	-	-	-	-	19,223	-	19,223
Net loss	-	-	-	-	-	(12,099,159)	(12,099,159)
Balance as of December 31, 2020	13,481,283	$13,481	$72,104,539	$-	$10,708	$(33,375,340)	$38,753,388

See accompanying notes to these consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,099,159)	$(7,678,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,112,004	4,096,538
Gain on waiver of common stock issuable	-	(1,542,000)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(1,117,926)	24,076
Other tax receivable	(35,459)	(39,843)
Joint development cost receivable	-	17,989
Prepaid expenses	(122,467)	(82,071)
Prepaid expenses – related party	26,266	(26,266)
Accounts payable and accrued liabilities	1,116,124	(151,232)
Accounts payable and accrued liabilities – related parties	(40,677)	19,557
Deferred liabilities	190,612	-
Operating lease liability – related party	27,036	(23,091)
Net cash used in operating activities	(8,943,646)	(5,384,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	24,907,781	12,209,021
Purchase of common stock	(1,012,000)	-
Net cash provided by financing activities	23,895,781	12,209,021

Impact on cash from foreign currency translation	19,223	(15,044)

NET INCREASE IN CASH	14,971,358	6,809,321
CASH AT BEGINNING OF YEAR	6,995,525	186,204
CASH AT END OF YEAR	$21,966,883	$6,995,525

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution	$215,761	$-
Cashless exercise of warrants	$2	$-
Issuance of common stock issuable	$50,000	$3,084,000
Issuance of warrants to placement agents	$-	$247,452

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

NOTE 2 – LIQUIDITY

As of December 31, 2020, the Company had an accumulated deficit of $33,375,340 and experienced losses since its inception. Losses have principally occurred as a result of non-cash stock-based compensation expense and the substantial resources required for research and development of the Company’s products, which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and achieve its business plan:

●	During July 2020, the Company completed an underwritten public offering in which it sold 2,500,000 shares of common stock at a public offering price of $10.00 per share. The 2,500,000 shares sold included the full exercise of the underwriters’ option to purchase 326,086 shares at a price of $10.00 per share. Aggregate net proceeds from the underwritten public offering were approximately $23.1 million, net of approximately $1.9 million in underwriting discounts and commissions and offering expenses.

●	During April 2020, the Company entered into a sales agreement with BTIG, LLC (“BTIG”), as sales agent, to establish an At-The-Market (“ATM”) offering program. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. The ATM program will remain in full force and effect until the earlier of the sale of all of the shares under the ATM program or the termination of the sales agreement by the Company or BTIG. From April 2020 through December 2020, the Company sold 178,600 shares of common stock at an average price of $5.45 per share for net proceeds of approximately $0.8 million. During January and February 2021, the Company sold in aggregate 1,439,480 shares on common stock at an average price of $20.17 per share for net proceeds of approximately $28.4 million.

●	During May 2019, the Company entered into a securities purchase agreement (“Purchase Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $20.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date of issuance of this Annual Report on Form 10-K, the Company has already received approximately $1.3 million from the Purchase Agreement from the sale of 296,000 shares of common stock to Lincoln Park from the inception of the Purchase Agreement through the date of issuance of this Form 10-K, leaving the Company an additional $18.7 million to draw upon, subject to the Company’s compliance with the terms and conditions of the Purchase Agreement.

Although it is difficult to predict the Company’s liquidity requirements, as of December 31, 2020, and based upon the Company’s current operating plan, the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the filing date of this Annual Report on Form 10-K based on the balance of cash available as of December 31, 2020 and the proceeds received from the Company’s ATM sales during January and February 2021. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three month s or less to be cash equivalents. The Company holds cash in banks in excess of Federal Deposit Insurance Corporation insurance limits. However, the Company believes risk of loss is minimal as the cash is held by large, highly-rated financial institutions.

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

Intangible Assets

The Company capitalizes costs incurred in connection with in-process research and development purchased from others if the asset has alternative uses and such uses are not restricted under applicable license agreements; patent applications (principally legal fees), patent purchases, and trademarks related to its cell line as intangible assets. Acquired in-process research and development costs that do not have alternative uses are expensed as incurred. Amortization is initiated for acquired in-process research and development intangible assets when their useful lives have been determined. These acquired in-process research and development intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment. No impairments of intangible assets were recognized during the years ended December 31, 2020 and 2019.

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

At December 31, 2020, the Company had 3,457,000 potentially issuable shares of common stock upon the exercise of stock options and 1,955,922 potentially issuable shares of common stock upon the exercise of warrants.

At December 31, 2019, the Company had 3,417,000 potentially issuable shares of common stock upon the exercise of stock options and 1,660,874 potentially issuable shares of common stock upon the exercise of warrants.

Revenue Recognition

The Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC Topic 606: (1) identify contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenues when (or as) the Company satisfies the performance obligations. The Company records the expenses related to revenue in research and development expense, in the periods such expenses were incurred.

The Company records deferred revenues when cash payments are received or due in advance of performance, including amounts which are refundable.

The Company’s 2020 revenue was from the sale of MSC’s to one third-party customer. The revenue was recognized when the MSC’s were shipped to the customer.

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

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At December 31, 2020 and 2019, the Company recorded a research and development tax credit receivable of $833,024 and $395,850, respectively for R&D expenses incurred in the UK. During the years ended December 31, 2020 and 2019, the Company received $305,593 and $443,929 of R&D tax credit reimbursements, respectively from the UK.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At December 31, 2020 and 2019, the Company recorded a research and development tax credit receivable of $853,041 and $172,289, respectively, for R&D expenses incurred in Australia. During the years ended December 31, 2020 and 2019, the Company received $178,029 and $410,857 of R&D tax credit reimbursements, respectively from Australia.

Xencor, Inc. License Agreement

On October 3, 2017, the Company entered into a license agreement (“Xencor License Agreement”) with Xencor, Inc. (“Xencor”), which has discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor. Pursuant to the license agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials (as defined in the license agreement) to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation (“Licensed Products”). The Company refers to this licensed protein as DN-TNF and the Company has labeled it as XPro1595 for the Company’s Alzheimer’s and Treatment Resistant Depression indications, Quellor for the COVID-19 indication and LIVNate for the NASH indication. The Company believes the protein has numerous other medical applications. Such additional alternative applications of the technology are available under the license agreement. In connection with the license agreement, the Company paid Xencor a one-time non-creditable and non-refundable fee of $100,000 and issued Xencor 1,585,000 shares of the Company’s common stock with a fair value of $12,221,000. In addition, the Company issued Xencor fully vested warrants with a fair value of $4,193,000 to purchase an additional number of shares of common stock equal to 10% of the fully diluted company shares immediately following such purchase. The warrants have an exercise price based on a valuation of the Company at $100,000,000 and expire on October 3, 2023. The aggregate purchase price for the full exercise of the option is $10,000,000 which purchase price shall be pro-rated for any partial exercise of the Warrant. In August 2018, the Company entered into a First Amendment to Stock Issuance Agreement. Pursuant to the amendment, the purchase price for the additional shares may only be paid by cash.

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

The Company also agreed to pay Xencor a royalty on Net Sales of all Licensed Products in a given calendar year, which are payable on a country-by- country and licensed product by licensed product basis until the date that is the later of (a) the expiration of the last to expire valid claim covering such Licensed Product in such country or (b) ten years following the first sale to a third party of the licensed product in such country. The Company had no sales of Licensed Products during 2020.

Under the Xencor License Agreement, the Company also agreed to pay Xencor a percentage of any sublicensing revenue that it receives.

INKmune License Agreement

On October 29, 2015, the Company entered into an exclusive license agreement (the “INKmune License Agreement”) with Immune Ventures, LLC (“Immune Ventures”). Pursuant to the INKmune License Agreement, the Company was granted exclusive worldwide rights to the patents, including rights to incorporate any improvements or additions to the patents that may be developed in the future. In consideration for the patent rights, the Company agreed to the following milestone payments (of which none have been met as of December 31, 2020):

Each Phase I initiation	$25,000
Each Phase II initiation	$250,000
Each Phase III initiation	$350,000
Each NDA/EMA filing	$1,000,000
Each NDA/EMA awarded	$9,000,000

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by Immune Ventures. RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer, are the owners of Immune Ventures. As of December 31, 2020 and December 31, 2019, no sales had occurred under this license.

The term of the agreement began on October 29, 2015 and, if not terminated sooner pursuant to the agreement, ends on a country-by-country basis on the date of the expiration of the last to expire patent rights where patent rights exists. Upon the termination of the agreement we shall have a fully paid up, perpetual, royalty-free license without further obligation to Immune Ventures. The agreement can be terminated by Immune Ventures if, after 60 days from the Company’s receipt of notice that the Company has not made a payment under the agreement, and the Company still does not make this payment. On July 20, 2018, the parties amended the agreement under which the Company was required achieve milestones pursuant to the agreement. On October 30, 2020, the parties executed an additional amendment to the agreement under which the Company is required to achieve the following milestones:

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

Annual maintenance fees under the PITT Agreement include: $5,000 due June 26 of each year 2020-2022; $10,000 due on June 26 of each year 2023-2024; and $25,000 due on June 26 of each year 2025 and annually thereafter until first commercial sale. The Company had no amounts owed pursuant to the PITT Agreement as of December 31, 2020.

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

The Licensee may terminate the PITT Agreement upon 3 months prior written notice provided all payments under the license are current. The Licensor may terminate the PITT Agreement upon written notice if: (i) Licensee defaults as to performance of material obligations which have not been cured within 60 days after receiving written notice; or (ii) Licensee ceases to carry out its business, becomes bankrupt or insolvent, applies for or consents to the appointment of a trustee, receiver or liquidator of its assets or seeks relief under any law for the aid of debtors.

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

In exchange for the license agreement, the Company paid UCLB an initial license fee of approximately $10,000 and shall pay annual licensing fees of approximately $13,000 per year for the remaining term of the agreement beginning in July 2020. The Company will pay UCLB a royalty of 3-3.5%of the net sales value (as defined in the agreement) of all licensed products sold or used by the Company. In the event the Company sub-licenses the technology and know-how, the Company will pay UCLB a royalty of 12 percent of consideration (cash or non-cash) received by the Company in relation to the development or sub-licensing of any of the technology and know-how. The Company had no amounts owed to UCLB as of December 31, 2020.

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

	December 31, 2020	December 31, 2019
Right-of-use asset – related party	$156,214	$191,543

Operating lease, current liability – related party	$33,873	$8,288
Long-term operating lease liability – related party	126,286	160,164
Total lease liability	$160,159	$168,452

Weighted-average remaining lease term	3.5 years	4.5 years

Weighted-average discount rate	10.00%	10.00%

During the years ended December 31, 2020 and 2019, the Company recognized $52,428 and $33,204, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

UCL

At December 31, 2020 and 2019, the Company owed UCL Consultants Limited (“UCL”) $33,664 and $9,379, respectively, in connection with medical research performed on behalf of the Company. During the years ending December 31, 2020 and 2019, the Company paid UCL $334,738 and $349,071, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

CTI

At December 31, 2020 and 2019, the Company owed CTI $0 and $280,723, respectively, for medical research performed on behalf of the Company. During the years ending December 31, 2020 and 2019, the Company paid CTI $126,850 and $1,071,126, respectively, for medical research performed on behalf of the Company. During the years ended December 31, 2020 and 2019, the Company paid CTI $25,392 and $49,305, respectively, pursuant to its sublease agreement with CTI. See Note 5. During the year ended December 31, 2020, the Company recorded a capital contribution of $215,761 for the forgiveness of certain accounts payable due to CTI.

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

During the year ended December 31, 2020, the Company issued 196,000 shares of its common stock to Lincoln Park for $1,002,644 of cash. At December 31, 2020, Lincoln Park is obligated to purchase up to $18.7 million worth of the Company’s common stock.

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

Common Stock – At the Market Offering

During April 2020, the Company entered into a sales agreement with BTIG, LLC (“BTIG”), as sales agent, to establish an At-The-Market (“ATM”) offering program. The sales agreement with BTIG was subsequently amended during August 2020. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. The ATM program will remain in full force and effect until the earlier of the sale of all of the shares under the ATM program or the termination of the sales agreement by the Company or BTIG. From the inception of the agreement through December 31, 2020, the Company sold 178,600 shares of common stock at an average price of $5.45 per share for gross proceeds of $972,879 (net proceeds of $812,828) and the Company paid BTIG commissions and fees of $79,187.

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

Settlement

In November 2016, the Company entered into a settlement agreement whereby the Company agreed to issue 33,335 shares of the Company’s common stock to an individual to settle a claim in full. The obligation was recorded as common stock issuable of $50,000 as of December 31, 2019. During December 2020, the Company issued the 33,335 shares.

Stock options

In September 2019, upon obtaining stockholder approval, the Company implemented the 2019 Stock Incentive Plan (2019 Stock Plan). The 2019 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based compensation awards to employees, officers, directors and consultants of the Company. The administration of the 2019 Stock Plan is under the general supervision of the compensation committee of the board of directors. As of December 31, 2019, the Company had options outstanding to purchase 1,785,000 shares of its common stock, pursuant to the 2019 Stock Plan. The stock options issued pursuant to the 2019 Stock Plan had an aggregated fair value of $5,500,616 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.71%-1.76% based on the applicable US Treasury bill rates (2) expected life of 6.0 – 10.0 years, (3) expected volatility of approximately 94% based on the trading history of similar companies, and (4) zero expected dividends.

During September 2020, the Company granted an employee options to purchase 40,000 shares of its common stock pursuant to the 2019 Incentive Stock Plan. The stock options had a fair value of $339,731 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.46% based on the applicable US Treasury bill rate (2) expected life of 6.25 years, (3) expected volatility of approximately 106% based on the trading history of similar companies, and (4) zero expected dividends.

The following table summarizes stock option activity:

	Number of Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,632,000	$7.80	9.07	-
Options granted	1,785,000	$3.91	-	-
Options exercised	-	$-	-	-
Options cancelled	-	$-	-	-
Outstanding at January 1, 2020	3,417,000	$5.77	9.03	-
Options granted	40,000	$10.38	-	-
Options exercised	-	$-	-	-
Options cancelled	-	$-	-	-
Outstanding at December 31, 2020	3,457,000	$5.82	8.05	$39,405,390
Exercisable at December 31, 2020	2,232,910	$6.69	7.59	$23,511,588

During the years ended December 31, 2020 and 2019, the Company recognized stock-based compensation expense of $2,755,130 and $4,049,333, respectively, related to stock options. As of December 31, 2020, there was $4,077,489 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.00 years.

Warrants

In connection with the Company’s initial public offering in February 2019, the Company issued warrants to the placement agents to purchase 40,982 shares of the Company’s common stock at an exercise price of $9.60 per common share, which warrants are exercisable until December 19, 2023. During July 2020, 6,147 of these warrants were exercised on a cashless basis in exchange for 2,400 shares of the Company’s common stock. At December 31, 2020, 34,835 of these warrants are outstanding and the intrinsic value is $265,443.

In October 2017, in connection with the Xencor License Agreement, the Company issued fully vested warrants to purchase an additional number of shares of common stock equal to 10% of the fully diluted Company shares immediately following such purchase. See Note 4. These warrants had an intrinsic value of $22,535,812 as of December 31, 2020.

On June 30, 2017, the Company issued fully vested warrants with a maturity date of June 30, 2022 and an exercise price of $1.50 to purchase 31,667 shares of the Company’s common stock to a third party in conjunction with common stock sold for cash. These warrants had an intrinsic value of $497,805 as of December 31, 2020.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2020 and 2019 respectively:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Research and development	$582,747	$1,751,311
General and administrative	2,529,257	2,345,227
Total	$3,112,004	$4,096,538

Shareholder Rights Agreement

On December 30, 2020, the Board of Directors (the “Board”) of the Company approved and adopted a Rights Agreement, dated as of December 30, 2020, by and between the Company and VStock Transfer, LLC, as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of the Company’s common stock held by stockholders as of the close of business on January 11, 2021. When exercisable, each right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at an exercise price of $300.00 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of twenty percent or more of the Company’s common stock without the approval of the Board. The Rights are scheduled to expire on December 30, 2021.

Preferred Stock

In 2020, the Company designated 45,000 shares of its preferred stock with par value of $0.001 per share as Series A Junior Participating Preferred Stock. The remaining 9,955,000 shares of preferred stock with par value of $0.001 remain undesignated. None of the preferred shares were issued and outstanding at December 31, 2020 and 2019.

NOTE 8 – INCOME TAXES

The provision for income taxes consists of the following components:

	December 31, 2020	December 31, 2019
Current expense (benefit)	$-	$-
Federal	-	-
Foreign	-	-
Current income tax expense	-	-

Deferred expense (benefit)	-	-
Federal	-	-
Foreign	-	-
Deferred income tax	-	-
Net deferred taxes	$-	$-

A reconciliation of income tax benefit computed using the federal statutory income tax rate to the Company’s tax expense is as follows:

	December 31, 2020	December 31, 2019
Federal tax benefit at statutory rate (21%)	$(2,540,824)	$(1,612,444)
Stock-based compensation	598,630	804,457
State income tax benefit, net of federal tax effect	(411,427)	(159,154)
Foreign tax differential	(61,005)	(22,993)
Research credits	742,218	353,561
Other	1,056	4,622
Forgiveness of stock payable	-	323,820
Return to provision adjustment	32,945	67,005
Change in valuation allowance	1,638,407	241,126
Income tax benefit	$-	$-

The principal components of deferred tax assets and liabilities consist of the following at December 31, 2020 and 2019, respectively:

	December 31, 2020	December 31, 2019
Deferred tax assets
Stock-based compensation	$563,328	$214,970
Federal NOL carryforwards	2,202,080	1,314,314
Foreign NOL carryforwards	781,158	378,875
Total deferred tax assets	3,546,566	1,908,159
Less valuation allowance	(3,546,566)	(1,908,159)
Net deferred tax assets	$-	$-

At December 31, 2020, the Company had a federal net operating loss carryforward of approximately $10.5 million. The net operating loss carryforwards for 2017 will begin to expire in the year ending December 31, 2037. The net operating loss carryforwards starting in 2018 have no expiration. The change in the valuation allowance was $1,638,407 during the year ended December 31, 2020.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2020, and 2019, the Company has no significant uncertain tax positions. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

NOTE 9 – COLLABORATIVE AGREEMENTS

During 2019, the Company was awarded a $1,000,000 grant from the Alzheimer’s Association to advance XPro1595, a novel therapy targeting neuroinflammation as a cause of Alzheimer’s disease. The endowment was awarded under the Part the Cloud to RESCUE grant. During the year ended December 31, 2020 and 2019, the Company received $150,000 and $850,000, respectively, related to the grant, which the Company recorded as a reduction of research and development expense. As of December 31, 2020, the Company has received $1,000,000 of cash proceeds from the Alzheimer’s Association and no additional amounts are available to the Company pursuant to this grant.

During the year ended December 31, 2020, the Company was awarded a $500,000 grant from the Amyotrophic Lateral Sclerosis (“ALS”) Association to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the year ended December 31, 2020, the Company received $300,000 of cash proceeds pursuant to this grant which the Company recorded as deferred liabilities. During the year ended December 31, 2020, the Company recorded $177,704 as a reduction of deferred liabilities as a result of incurring costs related to the ALS grant. As of December 31, 2020, the Company recorded $122,296 as deferred liabilities in the consolidated balance sheet related to the ALS grant.

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (“NIH”). The grant will support a Phase 2 study of XPro1595 in patients with treatment resistant depression. As of December 31, 2020, the Company has not received any proceeds pursuant to this grant.

NOTE 10 – SUBSEQUENT EVENTS

During January and February 2021, the Company sold 1,439,480 shares of its common stock for aggregate gross proceeds of $29.0 million (net proceeds of $28.4 million) under the ATM program. The Company paid BTIG commissions and fees of $581,500 in connection with the sale of these shares.

During January 2021, the Company granted 198,549 stock options with an exercise price of $24.82 to executives and directors of the Company which vest over 3-4 years. The fair value of these options was approximately $4.2 million.

During February 2021, the Company received $100,000 of cash proceeds pursuant to its grant from the ALS Association.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Management’s Report on Internal Control Over Financial Reporting

Our CEO and our CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal controls over financial reporting were effective based on those criteria, as of December 31, 2020.

Changes in Internal Control over Financial Reporting

During 2020, we engaged qualified accounting consultants to remediate the risks related to inadequate segregation of duties.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the Proxy Statement) for its 2021 annual meeting of stockholders, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2020:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	3,457,000	(1)	$5.82	214,525	(2)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	3,457,000		$5.82	214,525

(1)	Consists of shares subject to outstanding stock options, under the INmune Bio, Inc. 2019 Stock Incentive Plan (the “2019 Plan”) and INmune Bio, Inc. 2017 Stock Incentive Plan (the “2017 Plan) some of which are vested and some of which remain subject to the vesting of the respective equity award.

(2)	Consists of shares available for future issuance under the 2019 Plan and the 2017 Plan. As of December 31, 2020, an aggregate of 146,525 shares of common stock were available for issuance under the 2019 Plan and 68,000 shares of common stock were available for issuance under the 2017 Plan.

Other

The other information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15. Exhibits.

Exhibit No.	Description of Exhibit
1.1	Form of Placement Agent Agreement (Incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-1/A filed with the SEC on November 20, 2018).

1.2	Underwriting Agreement dated July 16, 2020 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on July 16, 2020).

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of INmune Bio Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K Filed with the SEC on December 30, 2020).

4.1	Form of Registrant’s common stock certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

4.2	Form of Placement Agent Common Stock Warrant (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

4.3	Rights Agreement, dated as of December 30, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2020).

10.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.2	License Agreement between INmune Bio, Inc. and Immune Ventures LLC (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.3	Assignment and Assumption Agreement with Immune Ventures LLC (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.4	Exclusive License Agreement by the University of Pittsburgh of the Common Wealth system of Higher Education and Immune Ventures LLC (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.5	First Amendment to Exclusive License Agreement by and between the University of Pittsburgh of the Commonwealth system of Higher Education and Immune Ventures, LLC (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.6	Material Transfer and License Agreement between Anthony Nolan Cord Blood Bank and Immune Bio International LTD. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.7	Employment Agreement between INmune Bio Inc. and Raymond Tesi (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.8	Employment Agreement between INmune Bio Inc. and David Moss (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.9	Consulting Agreement between INmune Bio Inc. and Mark Lowdell (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.10	INmune Bio, Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.11	Form of Incentive Option Agreement with employees (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.12	Form of Incentive Option Agreement with non-employee directors (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.13	License Agreement between INmune Bio Inc. and Xencor, Inc. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.14	Amendment to the Consultancy Agreement between INmune Bio Inc. and Mark Lowdell (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.15	First Amendment to Stock Issuance Agreement (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.16	Form of Waiver of Registration Rights. (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

10.17	Form of Subscription Agreement to be used in connection with the Best Efforts Offering (Incorporated by reference to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

10.18	Purchase Agreement between INmune Bio Inc. and Lincoln Park Capital Fund, LLC, dated May 15, 2019 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2019).

10.19	Registration Rights Agreement between INmune Bio Inc. and Lincoln Park Capital Fund, LLC, dated May 15, 2019 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 16, 2019).

10.20	Amendment to Securities Purchase Agreement between INmune Bio, Inc. and Raymond J. Tesi (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.21	Amendment to Securities Purchase Agreement between INmune Bio, Inc. and David J. Moss (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.22	Sublease between INmune Bio Inc. and CTI-Clinical Trial Services, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on May 24, 2019).

10.23	Amendment No. 2 to Securities Purchase Agreement between INmune Bio, Inc. and Raymond J. Tesi (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 24, 2019).

10.24	INmune Bio, Inc. 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.29 to the Form 10-K filed with the SEC on March 11, 2020).

10.25	Common Stock Repurchase Agreement between INmune Bio, Inc. and Linda F. Powers (Incorporated by reference to Exhibit 101 to the Current Report on Form 8-K filed with the SEC on January 27, 2020).

10.26	At-the-Market Sales Agreement, dated April 16, 2020 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2020).

10.27	Amendment NO. 1 to At-the-Market Sales Agreement 2020 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 19, 2020).

10.28	Employment Agreement effective as of January 1, 2021 between INmune Bio Inc. and Raymond J. Tesi (attached hereto).

10.29	Employment Agreement effective as of January 1, 2021 between INmune Bio Inc. and David Moss (attached hereto).

21.1	Subsidiaries (attached hereto).

31.1	Certification of principal executive officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMUNE BIO INC.

/s/ Raymond J. Tesi, M.D.
Dated: March 4, 2021	Raymond J. Tesi, M.D.
Chief Executive Officer
(principal executive officer)

/s/ David J. Moss
Dated: March 4, 2021	David J. Moss
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. Tesi, M.D.
Raymond J. Tesi, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2021

/s/ David J. Moss
David J. Moss	Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)	March 4, 2021

/s/ Timothy Schroeder
Timothy Schroeder	Director	March 4, 2021

/s/ David Szymkowski
David Szymkowski	Director	March 4, 2021

/s/ J. Kelly Ganjei
J. Kelly Ganjei	Director	March 4, 2021

/s/ Scott Juda, JD
Scott Juda, JD	Director	March 4, 2021

/s/ Edgardo Baracchini
Edgardo Baracchini	Director	March 4, 2021

/s/ Marcia Allen
Marcia Allen	Director	March 4, 2021