Form 10-Q
period 2021-03-31
Inmune Bio, Inc.
filed 2021-05-05
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 5, 2021, there were 14,932,638 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,340	$21,967
Research and development tax credit receivable	2,190	1,686
Other tax receivable	154	113
Prepaid expenses	1,514	220
Prepaid expenses – related party	15	-

TOTAL CURRENT ASSETS	49,213	23,986

Operating lease – right of use asset – related party	147	156
Acquired in-process research and development intangible assets	16,514	16,514

TOTAL ASSETS	$65,874	$40,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,572	$1,518
Accounts payable and accrued liabilities – related parties	10	34
Deferred liabilities	591	190
Operating lease, current liability – related party	23	34
TOTAL CURRENT LIABILITIES	2,196	1,776

Long-term operating lease liability – related party	116	126
TOTAL LIABILITIES	2,312	1,902

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 14,932,638 and 13,481,283 shares issued and outstanding, respectively	15	13
Additional paid-in capital	101,466	72,105
Accumulated other comprehensive income	12	11
Accumulated deficit	(37,931)	(33,375)
TOTAL STOCKHOLDERS’ EQUITY	63,562	38,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,874	$40,656

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2021	2020

REVENUE	$4	$-

OPERATING EXPENSES
General and administrative	2,061	1,299
Research and development	2,491	793
Total operating expenses	4,552	2,092

LOSS FROM OPERATIONS	(4,548)	(2,092)

OTHER (EXPENSE) INCOME
Other (expense) income	(8)	22
Total other (expense) income	(8)	22

NET LOSS	$(4,556)	$(2,070)

Net loss per common share – basic and diluted	$(0.32)	$(0.19)

Weighted average number of common shares outstanding – basic and diluted	14,322,659	10,747,300

COMPREHENSIVE LOSS
Net loss	$(4,556)	$(2,070)
Other comprehensive income (loss) – foreign currency translation	1	(21)
Total comprehensive loss	$(4,555)	$(2,091)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	13,481,283	$13	$72,105	$11	$(33,375)	$38,754
Issuance of common stock for cash	1,439,480	2	28,444	-	-	28,446
Exercise of warrants for cash	11,875	-	18	-	-	18
Stock-based compensation	-	-	899	-	-	899
Gain on foreign currency translation	-	-	-	1	-	1
Net loss	-	-	-	-	(4,556)	(4,556)
Balance as of March 31, 2021	14,932,638	$15	$101,466	$12	$(37,931)	$63,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Loss	Deficit	Equity
Balance as of December 31, 2019	10,770,948	$11	$44,834	$50	$(9)	$(21,276)	$23,610
Issuance of common stock and warrants for cash, net	196,000	-	1,003	-	-	-	1,003
Acquisition and retirement of common stock	(220,000)	-	(1,012)	-	-	-	(1,012)
Capital contribution	-	-	216	-	-	-	216
Stock-based compensation	-	-	682	-	-	-	682
Loss on foreign currency translation	-	-	-	-	(21)	-	(21)
Net loss	-	-	-	-	-	(2,070)	(2,070)
Balance as of March 31, 2020	10,746,948	$11	$45,723	$50	$(30)	$(23,346)	$22,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,556)	$(2,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	899	682
Changes in operating assets and liabilities:
Research and development tax credit receivable	(504)	(145)
Other tax receivable	(41)	6
Prepaid expenses	(1,294)	(170)
Prepaid expenses – related party	(15)	26
Accounts payable and accrued liabilities	54	294
Accounts payable and accrued liabilities – related parties	(24)	29
Deferred liabilities	401	300
Operating lease liability – related party	(12)	13
Net cash used in operating activities	(5,092)	(1,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	28,446	1,003
Net proceeds from the exercise of warrants	18	-
Purchase of common stock	-	(1,012)
Net cash provided by (used in) financing activities	28,464	(9)

Impact on cash from foreign currency translation	1	(21)

NET INCREASE (DECREASE) IN CASH	23,373	(1,065)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,967	6,996

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,340	$5,931

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution	$-	$216

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

NOTE 2 – LIQUIDITY

As of March 31, 2021, the Company had an accumulated deficit of approximately $37.9 million and experienced losses since its inception. Losses have principally occurred as a result of non-cash stock-based compensation expense and the substantial resources required for research and development of the Company’s products, which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and achieve its business plan:

●	During March 2021, the Company entered into a sales agreement with BTIG, LLC (“BTIG”), as sales agent, to establish an At-The-Market (“ATM”) offering program of up to $45 million of common stock (the “2021 ATM”), subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the sales agreement. The Company is required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. There have been no sales of the Company’s common stock pursuant to the 2021 ATM.

●

During July 2020, the Company completed an underwritten public offering in which it sold 2,500,000 shares of common stock at a public offering price of $10.00 per share. Aggregate net proceeds from the underwritten public offering were approximately $23.1 million, net of $1.9 million in underwriting discounts and commissions and offering expenses.

●

During April 2020, the Company entered into a sales agreement with BTIG, as sales agent, to establish an ATM offering program to sell up to $10.0 million of the Company’s common stock (the “2020 ATM”). In August 2020, the sales agreement was amended whereby the aggregate offering was increased from $10.0 million to $30.0 million. From April 2020 through December 2020, the Company sold 178,600 shares of common stock at an average price of $5.45 per share for net proceeds of approximately $0.8 million. During the three months ended March 31, 2021, the Company sold in aggregate 1,439,480 shares on common stock at an average price of $20.17 per share for net proceeds of $28.4 million. As of March 31, 2021, sales of our common stock pursuant to the 2020 ATM have been completed.

Although it is difficult to predict the Company’s liquidity requirements, as of March 31, 2021, and based upon the Company’s current operating plan, the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of March 31, 2021. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

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

In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021.

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

Research and Development Tax Incentive Receivable

The Company, through its wholly-owned subsidiary in Australia (“AUS”), participates in the Australian research and development tax incentive program, such that a percentage of our qualifying research and development expenditures are reimbursed by the Australian government, and such incentives are reflected as a reduction of research and development expense. The Australian research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

The Company, through its wholly-owned subsidiary in the United Kingdom (“UK”), participates in the research and development program provided by the United Kingdom tax relief program, such that a percentage of our qualifying research and development expenditures are reimbursed by the United Kingdom government, and such incentives are reflected as a reduction of research and development expense. The United Kingdom research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

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

At March 31, 2021 and 2020, the Company had potentially issuable shares as follows:

	March 31,
	2021	2020
Stock options	3,655,549	3,417,000
Warrants	2,126,047	1,658,199
Total	5,781,596	5,075,199

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2021, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At March 31, 2021 and December 31, 2020, the Company recorded a research and development tax credit receivable in the amount of $1,104,000 and $833,000, respectively. During the three months ended March 31, 2021 and 2020, the Company received $0 of R&D tax credit reimbursements from the UK.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At March 31, 2021 and December 31, 2020, the Company recorded a research and development tax credit receivable of $1,086,000 and $853,000, respectively, for R&D expenses incurred in Australia. During the three months ended March 31, 2021 and 2020, the Company received $0 R&D tax credit reimbursements from Australia.

Xencor, Inc. License Agreement

On October 3, 2017, the Company entered into a license agreement (“Xencor License Agreement”) with Xencor, Inc. (“Xencor”), which has discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor. Pursuant to the license agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials (as defined in the license agreement) to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein known as “XPro1595” that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation (“Licensed Products”). The Company believes the protein has numerous medical applications. Such additional alternative applications of the technology are available under the Xencor License Agreement. In connection with the Xencor License Agreement, the Company paid Xencor a one-time non-creditable and non-refundable fee of $100,000 and issued Xencor 1,585,000 shares of the Company’s common stock with a fair value of $12,221,000. In addition, the Company issued Xencor fully vested warrants with a fair value of $4,193,000 to purchase an additional number of shares of common stock equal to 10% of the fully diluted company shares immediately following such purchase. The aggregate purchase price for the full exercise of the option is $10,000,000 which purchase price shall be pro-rated for any partial exercise of the warrant. In August 2018, the Company entered into a First Amendment to Stock Issuance Agreement. Pursuant to the amendment, the purchase price for the additional shares may only be paid by cash. The warrants expire on October 3, 2023.

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

INKmune License Agreement

On October 29, 2015, the Company entered into an exclusive license agreement (the “INKmune License Agreement”) with Immune Ventures, LLC (“Immune Ventures”). Pursuant to the INKmune License Agreement, the Company was granted exclusive worldwide rights to the patents, including rights to incorporate any improvements or additions to the patents that may be developed in the future. In consideration for the patent rights, the Company agreed to the following milestone payments (of which none have been met as of March 31, 2021):

(in thousands)

Each Phase I initiation	$25
Each Phase II initiation	$250
Each Phase III initiation	$350
Each NDA/EMA filing	$1,000
Each NDA/EMA awarded	$9,000

In addition, the Company agreed to pay Immune Ventures a royalty of 1% of net sales during the life of each patent granted to the Company. RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer, are the owners of Immune Ventures. As of March 31, 2021, no sales had occurred under this license.

The term of the agreement began on October 29, 2015 and, if not terminated sooner pursuant to the agreement, ends on a country-by-country basis on the date of the expiration of the last to expire patent rights where patent rights exists. Upon the termination of the agreement, we shall have a fully paid up, perpetual, royalty-free license without further obligation to Immune Ventures. The agreement can be terminated by Immune Ventures if, after 60 days from the Company’s receipt of notice that the Company has not made a payment under the agreement, and the Company still does not make this payment. On July 20, 2018, the parties amended the agreement under which the Company was required achieve milestones pursuant to the agreement. On October 30, 2020, the parties executed an additional amendment to the agreement under which the Company is required to achieve the following milestones:

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

Annual maintenance fees under the PITT Agreement include the following:

(in thousands)

June 26 of each year 2021-2022	$5
June 26 of each year 2023-2024	$10
June 26 of each year 2025 until first commercial sale	$25

Upon first commercial sale of a product making use of the licensed technology under the PITT Agreement, the Licensee is required to pay royalties equal to 2.5% of Net Sales each calendar quarter.

Moreover, under the PITT Agreement the Licensee is required to make milestone payments as follows:

(in thousands)

Each Phase I initiation	$50
Each Phase III initiation	$500
First commercial sale of product making use of licensed technology	$1,250

The Company had no amounts owed pursuant to the PITT Agreement as of March 31, 2021.

The PITT Agreement expires upon the earlier of: (i) expiration of the last claim of the Patent Rights (as defined in the PITT Agreement) forming the subject matter of the PITT Agreement; or (ii) the date that is 20 years from the effective date of the agreement (June 26, 2037).

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

In exchange for the license agreement, the Company paid UCLB an initial license fee of $10,000 and shall pay annual licensing fees of approximately $13,000 per year for the remaining term of the agreement. The Company will pay UCLB a royalty of 3-3.5%% of the net sales value (as defined in the agreement) of all licensed products sold or used by the Company. In the event the Company sub-licenses the technology and know-how, the Company will pay UCLB a royalty of twelve (12) percent of consideration (cash or non-cash) received by the Company in relation to the development or sub-licensing of any of the technology and know-how.

NOTE 5 – LEASE

In May 2019, the Company signed a sublease agreement with a related party for office space in La Jolla, California, which serves as the new headquarters of the Company. The lease has a 61-month term, which corresponds to the lease term of the lessor. The lessor is CTI Clinical Trial & Consulting Services (“CTI”). CTI is majority-owned by a member of the Company’s Board of Directors. The lessor may extend its lease for an additional 5 years, and, if it does, the Company may also extend its sublease for 5 years. The Company did not include the option to extend in the calculation of the lease liabilities as such extension is not reasonably certain to occur. Variable lease costs for the Company’s lease consists of operating expenses for the spaces. Below is a summary of the Company’s right-of-use assets and liabilities as of March 31, 2021:

(in thousands, except years and rate)

Right-of-use asset – related party	$147

Operating lease, current liability – related party	$23
Long-term operating lease liability – related party	116
Total lease liability	$139

Weighted-average remaining lease term	3.2 years

Weighted-average discount rate	10.00%

During the three months ended March 31, 2021, the Company recognized $13,000 in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

UCL

At March 31, 2021 and December 31, 2020, the Company owed UCL Consultants Limited (“UCL”) $10,000 and $34,000, respectively, in connection with medical research performed on behalf of the Company. At March 31, 2021 and December 31, 2020, the Company recorded prepaid expenses of $15,000 and $0, respectively, for medical research to be performed on behalf of the Company by UCL. During the three months ending March 31, 2021 and 2020, the Company paid UCL $88,000 and $0, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

CTI

During the three months ending March 31, 2021 and 2020, the Company paid CTI $0 and $79,000, respectively, for medical research performed on behalf of the Company. During the three months ended March 31, 2020, the Company recorded a capital contribution of $216,000 for the forgiveness of certain accounts payable due to CTI. The Company had no amounts payable to CTI as of March 31, 2021 and December 31, 2020.

NOTE 7 – STOCKHOLDERS’ EQUITY

Lincoln Park

On May 15, 2019, the Company entered into both a securities purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the securities purchase agreement, the Company had the right to sell to Lincoln Park, and Lincoln Park was obligated to purchase, up to $20.0 million in shares of the Company’s common stock, subject to certain limitations, over the 24-month period that commenced on May 15, 2019. During the three months ended March 31, 2020, the Company issued 196,000 shares of its common stock to Lincoln Park for approximately $1.0 million of cash.

During April 2021, the Company terminated the securities purchase agreement with Lincoln Park.

Purchase and retirement of common stock

During January 2020, the Company purchased and cancelled 220,000 shares of its common stock from a shareholder in exchange for approximately $1.0 million of cash.

Common Stock – At the Market Offering

During the three months ended March 31, 2021, the Company sold 1,439,480 shares of its common stock for aggregate gross proceeds of approximately $29.0 million (net proceeds of approximately $28.4 million) under the 2020 ATM program. The Company paid BTIG commissions and fees of $582,000 in connection with the sale of these shares.

Stock options

During January 2021, the Company granted certain employees and directors options to purchase 198,549 shares of its common stock pursuant to the 2017 and 2019 Incentive Stock Plans. The stock options have a fair value of approximately $4.2 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.78% based on the applicable US Treasury bill rate (2) expected life of 6.0 - 6.25 years, (3) expected volatility of approximately 113% - 114% based on the trading history of similar companies, and (4) zero expected dividends.

The following table summarizes stock option activity during the three months ended March 31, 2021:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3,457,000	$5.82	8.05	$39,405
Options granted	198,549	$24.82	-	-
Options exercised	-	$-	-	-
Options cancelled	-	$-	-	-
Outstanding at March 31, 2021	3,655,549	$6.85	7.91	$20,945
Exercisable at March 31, 2021	2,415,889	$6.54	7.42	$12,906

During the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation expense of approximately $0.9 million and $0.7 million, respectively, related to the vesting of stock options. As of March 31, 2021, there was approximately $7.3 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.72 years.

Warrants

In connection with the Company’s initial public offering in February 2019, the Company issued warrants to the placement agents to purchase the Company’s common stock at an exercise price of $9.60 per common share, which warrants are exercisable until December 19, 2023. At March 31, 2021, 34,835 of these warrants are outstanding and the intrinsic value is $79,000.

In October 2017, in connection with the Xencor License Agreement, the Company issued fully vested warrants to purchase an additional number of shares of common stock equal to 10% of the fully diluted Company shares immediately following such purchase. See Note 4. These warrants had an intrinsic value of approximately $14.6 million as of March 31, 2021.

On June 30, 2017, the Company issued fully vested warrants to purchase 31,667 shares of the Company’s common stock to a third party in conjunction with the common stock sold for cash. The warrants have a $1.50 exercise price and expire on June 30, 2022. During the three months ended March 31, 2021, 11,875 of these warrants were exercised for cash proceeds of $18,000. At March 31, 2021, 19,792 of these warrants are outstanding, with an intrinsic value of $205,000.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three months ended March 31, 2021 and 2020 respectively:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Research and development	$186	$139
General and administrative	713	543
Total	$899	$682

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

NOTE 8 – COLLABORATIVE AGREEMENTS

During 2020, the Company was awarded a $0.5 million grant from the Amyotrophic Lateral Sclerosis (“ALS”) Association to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the three months ended March 31, 2021 and 2020, the Company received $0.1 million and $0.3 million, respectively, of cash proceeds pursuant to this grant which the Company recorded as deferred liabilities. The Company offsets costs incurred related to this research against the grants. As of March 31, 2021 and December 31, 2020, the Company recorded approximately $0.2 million and $0.1 million, respectively, as deferred liabilities in the consolidated balance sheet related to the ALS grant.

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (“NIH”). The grant will support a Phase 2 study of XPro1595 in patients with treatment resistant depression. As of March 31, 2021, the Company has not received any proceeds pursuant to this grant.

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

Since our inception in 2015, we have devoted substantially all of our resources to the discovery and development of our product candidates, including clinical trials and preclinical studies as well as general and administrative support for these operations. To date, we have generated no significant revenue. We have incurred net losses in each year since our inception and, as of March 31, 2021, we had an accumulated deficit of approximately $37.9 million. Our net losses were $4,556,000 and $2,070,000 for the three months ended March 31, 2021 and 2020, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation.

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

We participate, through our wholly-owned subsidiary in Australia, in the Australian research and development tax incentive program, such that a percentage of our qualifying research and development expenditures are reimbursed by the Australian government, and such incentives are reflected as a reduction of research and development expense. The Australian research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. In the future, the Company may elect to cease to perform research and development in Australia at which point the Company may not participate the Australian research and development tax incentive program.

We participate, through our wholly-owned subsidiary in the United Kingdom, in the research and development program provided by the United Kingdom tax relief program, such that a percentage of our qualifying research and development expenditures are reimbursed by the United Kingdom government, and such incentives are reflected as a reduction of research and development expense. The United Kingdom research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. In the future, the Company may elect to cease to perform research and development in the United Kingdom at which point the Company may not participate in the United Kingdom tax relief program.

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

Other income (expense)

Other income primarily consists of interest income on money market accounts and foreign currency exchange gains and losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Revenues	$4	-	4
Operating expenses:
Research and development	$2,491	$793	$1,698
General and administrative	2,061	1,299	762
Total operating expenses	4,552	2,092	2,460
Loss from operations	(4,548)	(2,092)	(2,456)
Other (expense) income	(8)	22	(30)
Net loss	$(4,556)	$(2,070)	$(2,486)

Revenues

During the three months ended March 31, 2021, the Company sold MSC’s to one third-party and recognized $4,000 of revenues. There were no revenues during the three months ended March 31, 2020.

General and Administrative

General and administrative expenses were approximately $2.1 million during the three months ended March 31, 2021, compared to approximately $1.3 million during the three months ended March 31, 2020. The increase in general and administrative expenses is largely due to higher professional fees ($0.5 million higher during the three months ended March 31, 2021) and higher stock-based compensation ($0.2 million higher during the three months ended March 31, 2021).

Research and Development

Research and development expenses were approximately $2.5 million during the three months ended March 31, 2021, compared to approximately $0.8 million during the three months ended March 31, 2020.   The increase in research and development expenses during the three months ending March 31, 2021 compared to the three months ending March 31, 2020 is largely due to additional amounts incurred related to manufacturing additional drugs and amounts incurred in connection with the Company’s COVID-19 clinical trial.

Other Income (Expense)

The Company’s other income (expense) is mainly interest earned from money market accounts and foreign exchange gains and losses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $4,556,000 and $2,070,000 for the three months ended March 31, 2021 and 2020, respectively. Net cash used in operating activities was $5,092,000 and $1,035,000 for the three months ended March 31, 2021 and 2020, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of March 31, 2021, we had cash and cash equivalents of approximately $45.3 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, compensation and related expenses, professional fees, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs the majority of its research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of March 31, 2021, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.3 million. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

As of March 31, 2021, the Company had an accumulated deficit of $37,931,000 and working capital of $47,017,000. Losses have principally occurred as a result of stock-based compensation expense as well as the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of revenues until such time as the Company’s products are commercialized. As of March 31, 2021, we had cash and cash equivalents of approximately $45.3 million. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of March 31, 2021.

ATM Sales Agreement

During the three months ended March 31, 2021, we issued and sold 1,439,480 shares of common stock at an average price of $20.17 per share under the 2020 ATM program. The aggregate net proceeds were approximately $28.4 million after BTIG’s commission and other offering expenses.

During March 2021, the Company entered into the 2021 ATM program with BTIG, as sales agent, to establish an ATM offering program of up to $45 million of common stock. There have been no sales of the Company’s common stock pursuant to 2021 ATM.

The Lincoln Park Transaction

On May 15, 2019, the Company and Lincoln Park entered a purchase agreement (the “Purchase Agreement”) pursuant to which the Company had the right to sell to Lincoln Park up to $20.0 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. During the three months ended March 31, 2020, the Company issued 196,000 shares of the Company’s common stock to Lincoln Park for gross proceeds of $1,003,000. During April 2021, the Company terminated the Purchase Agreement.

Grants

During the three months ended March 31, 2020, the Company was awarded a $500,000 grant from the Amyotrophic Lateral Sclerosis Association (“ALS”) to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the three months ended March 31, 2021 and 2020, the Company received $100,000 and $300,000, respectively, of cash proceeds pursuant to this grant which the Company recorded within deferred liabilities. The Company records costs incurred related to the ALS study as a reduction of deferred liabilities. As of March 31, 2021 and December 31, 2020, the Company recorded $222,000 and $122,000, respectively, as deferred liabilities in the consolidated balance sheets related to the ALS grant.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash and cash equivalents (used in) provided by:
Operating activities	$(5,092)	$(1,035)
Financing activities	28,464	(9)
Change in cash and cash equivalents	23,372	(1,044)
Impact on cash from foreign currency translation	1	(21)
Cash and cash equivalents, beginning of period	21,967	6,996
Cash and cash equivalents, end of period	$45,340	$5,931

Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used approximately $5.1 million of cash during the three months ended March 31, 2021, resulting from our loss of $4.6 million and changes in our net operating assets and liabilities of $1.4 million, partially offset by non-cash stock-based compensation of $0.9 million. The change in our net operating assets and liabilities was mainly due to an increase in prepaid expenses of approximately $1.3 million, and an increase in research and development tax credit receivable of $0.5 million, partially offset by an increase in deferred liabilities of approximately $0.4 million.

Operating activities used approximately $1.0 million of cash for the three months ended March 31, 2020, primarily resulting from our net loss of approximately $2.1 million, a net cash inflow of approximately $0.4 million for changes in our net operating assets and liabilities, and non-cash stock-based compensation charges of approximately $0.7 million. The change in our net operating assets and liabilities was primarily driven by an increase in accounts payable and accrued liabilities of approximately $0.3 million and an increase in deferred grant of $0.3 million, partially offset by an increase in prepaid expenses of approximately $0.2 million, and an increase in research and development tax credit receivable of approximately $0.1 million.

Financing Activities

During the three months ended March 31, 2021, the Company sold 1,439,480 shares of its common stock under its 2020 ATM program for net proceeds of approximately $28.4 million.

During the three months ended March 31, 2020, the Company purchased 220,000 shares from an investor for approximately $1.0 million. In addition, the Company sold 196,000 shares of its common stock to Lincoln Park for cash proceeds of approximately $1.0 million.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and there have been no material changes during the three months ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this quarterly report.

Based on this evaluation, we concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We recognize that any controls system, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and our management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

INmune Bio Inc.

Date: May 5, 2021	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)