Form 10-Q
period 2021-06-30
Inmune Bio, Inc.
filed 2021-08-04
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

INMUNE BIO INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5205835
(State of incorporation)	(I.R.S. Employer Identification No.)

David Moss

980 North Federal Highway, Suite 110,

Boca Raton, FL 33432

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

As of August 4, 2021, there were 17,703,692 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED June 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,520	$21,967
Research and development tax credit receivable	3,068	1,686
Other tax receivable	51	113
Prepaid expenses	1,395	220
Prepaid expenses – related party	15	-

TOTAL CURRENT ASSETS	44,049	23,986

Operating lease – right of use asset – related party	137	156
Acquired in-process research and development intangible assets	16,514	16,514

TOTAL ASSETS	$60,700	$40,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,361	$1,518
Accounts payable and accrued liabilities – related parties	9	34
Deferred liabilities	583	190
Operating lease, current liability – related party	36	34
TOTAL CURRENT LIABILITIES	2,989	1,776

Long-term debt, less debt discount	14,348	-
Long-term operating lease liability – related party	106	126
Accrued liabilities – long-term	24	-
TOTAL LIABILITIES	17,467	1,902

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,125,171 and 13,481,283 shares issued and outstanding, respectively	15	13
Additional paid-in capital	87,854	72,105
Accumulated other comprehensive (loss) income	(50)	11
Accumulated deficit	(44,586)	(33,375)
TOTAL STOCKHOLDERS’ EQUITY	43,233	38,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,700	$40,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE	$-	$-	$4	$-

OPERATING EXPENSES
General and administrative	2,090	1,204	4,151	2,504
Research and development	4,464	903	6,955	1,696
Total operating expenses	6,554	2,107	11,106	4,200

LOSS FROM OPERATIONS	(6,554)	(2,107)	(11,102)	(4,200)

OTHER (EXPENSE) INCOME	(101)	(1)	(109)	22

NET LOSS	$(6,655)	$(2,108)	$(11,211)	$(4,178)

Net loss per common share – basic and diluted	$(0.44)	$(0.20)	$(0.77)	$(0.39)

Weighted average common shares outstanding - basic and diluted	14,974,953	10,800,708	14,650,608	10,774,004

COMPREHENSIVE LOSS
Net loss	$(6,655)	$(2,108)	$(11,211)	$(4,178)
Other comprehensive income (loss) - foreign currency translation	(62)	39	(61)	18

Total comprehensive loss	$(6,717)	$(2,069)	$(11,272)	$(4,160)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	13,481,283	$13	$72,105	$11	$(33,375)	$38,754
Issuance of common stock for cash	1,439,480	2	28,444	-	-	28,446
Exercise of warrants for cash	11,875	-	18	-	-	18
Stock-based compensation	-	-	899	-	-	899
Gain on foreign currency translation	-	-	-	1	-	1
Net loss	-	-	-	-	(4,556)	(4,556)
Balance as of March 31, 2021	14,932,638	$15	$101,466	$12	$(37,931)	$63,562
Stock-based compensation	-	-	769	-	-	769
Settlement of Xencor warrant for cash and common stock	192,533	-	(15,000)	-	-	(15,000)
Warrants issued to lenders as debt inducement	-	-	619	-	-	619
Loss on foreign currency translation	-	-	-	(62)	-	(62)
Net loss	-	-	-	-	(6,655)	(6,655)
Balance as of June 30, 2021	15,125,171	15	87,854	(50)	(44,586)	43,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Loss	Deficit	Equity
Balance as of December 31, 2019	10,770,948	$11	$44,834	$50	$(9)	$(21,276)	$23,610
Issuance of common stock and warrants for cash, net	196,000	-	1,003	-	-	-	1,003
Acquisition and retirement of common stock	(220,000)	-	(1,012)	-	-	-	(1,012)
Capital contribution	-	-	216	-	-	-	216
Stock-based compensation	-	-	682	-	-	-	682
Loss on foreign currency translation	-	-	-	-	(21)	-	(21)
Net loss	-	-	-	-	-	(2,070)	(2,070)
Balance as of March 31, 2020	10,746,948	$11	$45,723	$50	$(30)	$(23,346)	$22,408
Issuance of common stock for cash, net	150,682	-	664	-	-	-	664
Stock-based compensation	-	-	681	-	-	-	681
Loss on foreign currency translation	-	-	-	-	39	-	39
Net loss	-	-	-	-	-	(2,108)	(2,108)
Balance at June 30, 2020	10,897,630	11	47,068	50	9	(25,454)	21,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,211)	$(4,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,668	1,363
Accretion of debt discount	16	-
Changes in operating assets and liabilities:
Research and development tax credit receivable	(1,382)	(477)
Other tax receivable	62	(78)
Prepaid expenses	(1,175)	(244)
Prepaid expenses – related party	(15)	26
Accounts payable and accrued liabilities	843	223
Accounts payable and accrued liabilities – related parties	(25)	149
Deferred liabilities	393	362
Accrued liabilities – long term	24	-
Operating lease liability – related party	1	1
Net cash used in operating activities	(10,801)	(2,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to Xencor to settle warrant for acquired research and development intangible assets	(15,000)	-
Net cash used in investing activities	(15,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of debt	14,951	-
Net proceeds from sale of common stock	28,446	1,667
Net proceeds from the exercise of warrants	18	-
Purchase of common stock	-	(1,012)
Net cash provided by financing activities	43,415	655

Impact on cash from foreign currency translation	(61)	18

NET INCREASE (DECREASE) IN CASH	17,553	(2,180)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,967	6,996

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,520	$4,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to Xencor to settle warrant issued for acquired research and development intangible assets	$3,300	$-
Warrants issued to lenders as debt inducement	$619	$-
Capital contribution	$-	$216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – LIQUIDITY

As of June 30, 2021, the Company had an accumulated deficit of approximately $44.6 million and experienced losses since its inception. Losses have principally occurred as a result of non-cash stock-based compensation expense and the substantial resources required for research and development of the Company’s products, which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and achieve its business plan:

●	During July 2021, the Company completed a registered direct public offering in which it sold 1,818,182 shares of common stock to investors for estimated net proceeds of $36.9 million.

●	During June 2021, the Company entered into a loan and security agreement and drew down a $15.0 million term loan.

●	During March 2021, the Company entered into a sales agreement with BTIG, LLC (“BTIG”), as sales agent, to establish an At-The-Market (“ATM”) offering program of up to $45 million of common stock (the “2021 ATM”), subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the sales agreement. The Company is required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. During July 2021, the Company sold 713,192 shares of its common stock at an average price of $21.73 through the 2021 ATM for net proceeds of $15.0 million.

●	During July 2020, the Company completed an underwritten public offering in which it sold 2,500,000 shares of common stock at a public offering price of $10.00 per share. Aggregate net proceeds from the underwritten public offering were approximately $23.1 million, net of $1.9 million in underwriting discounts and commissions and offering expenses.

●	During April 2020, the Company entered into a sales agreement with BTIG, as sales agent, to establish an ATM offering program to sell up to $10.0 million of the Company’s common stock (the “2020 ATM”). In August 2020, the sales agreement was amended whereby the aggregate offering was increased from $10.0 million to $30.0 million. From April 2020 through December 2020, the Company sold 178,600 shares of common stock at an average price of $5.45 per share for net proceeds of approximately $0.8 million. During the six months ended June 30, 2021, the Company sold in aggregate 1,439,480 shares on common stock at an average price of $20.17 per share for net proceeds of $28.4 million. As of June 30, 2021, sales of our common stock pursuant to the 2020 ATM have been completed.

Although it is difficult to predict the Company’s liquidity requirements, as of June 30, 2021, and based upon the Company’s current operating plan, the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of June 30, 2021. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

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

Use of Estimates

Preparing financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. The Company’s significant estimates and assumptions include the valuation of stock-based compensation instruments, and the net realizable value of research and development tax credit receivables. Actual results and outcomes may differ from management’s estimates and assumptions.

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

At June 30, 2021 and 2020, the Company had potentially issuable shares as follows:

	June 30,
	2021	2020
Stock options	3,892,000	3,417,000
Warrants	100,013	1,674,931
Total	3,992,013	5,091,931

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2021, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At June 30, 2021 and December 31, 2020, the Company recorded a research and development tax credit receivable in the amount of $1,787,000 and $833,000, respectively. During the six months ended June 30, 2021 and 2020, the Company received $0 of R&D tax credit reimbursements from the UK. The Company expects to receive R&D tax credit reimbursements during the second half of 2021.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At June 30, 2021 and December 31, 2020, the Company recorded a research and development tax credit receivable of $1,281,000 and $853,000, respectively, for R&D expenses incurred in Australia. During the six months ended June 30, 2021 and 2020, the Company received $0 R&D tax credit reimbursements from Australia. The Company expects to receive R&D tax credit reimbursements during the second half of 2021.

Xencor, Inc. License Agreement

On October 3, 2017, the Company entered into a license agreement (“Xencor License Agreement”) with Xencor, Inc. (“Xencor”), which has discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor. During June 2021, the Company entered into the First Amendment to License Agreement. Pursuant to the license agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials (as defined in the license agreement) to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein known as “XPro1595” that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation (“Licensed Products”). The Company believes the protein has numerous medical applications. Such additional alternative applications of the technology are available under the Xencor License Agreement. In connection with the Xencor License Agreement, the Company paid Xencor a one-time non-creditable and non-refundable fee of $100,000 and issued Xencor 1,585,000 shares of the Company’s common stock with a fair value of $12,221,000. In addition, the Company issued Xencor fully vested warrants with a fair value of $4,193,000 to purchase an additional number of shares of common stock equal to 10% of the fully diluted company shares immediately following such purchase. The aggregate purchase price for the full exercise of the option was $10,000,000.

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

On June 10, 2021, the Company and Xencor entered into an Option Cancellation Agreement whereby Xencor terminated its warrant to purchase 10% of the fully diluted shares of the Company in exchange for a cash payment of $15,000,000 and 192,533 shares of the Company’s common stock with a fair value of $3,300,000 based on the market price of the common stock as of June 10, 2021, which the Company issued in June 2021. The Company agreed to file a registration statement covering the resale of these shares on or before the earlier to occur of September 8, 2021, or the date on which the Company next files a registration statement (other than a registration statement on Form S-8 or any statement on Form S-3 previously filed) and to keep the registration statement continuously effective until all such shares cease to be outstanding or otherwise cease to be registrable securities as defined in the Option Cancellation Agreement. The Company charged the cash consideration paid to Xencor to enter into the Option Cancellation Agreement to equity as the fair value of the warrant immediately prior to the Option Cancellation Agreement was greater than the consideration paid to Xencor.

INKmune License Agreement

On October 29, 2015, the Company entered into an exclusive license agreement (the “INKmune License Agreement”) with Immune Ventures, LLC (“Immune Ventures”). Pursuant to the INKmune License Agreement, the Company was granted exclusive worldwide rights to the patents, including rights to incorporate any improvements or additions to the patents that may be developed in the future. In consideration for the patent rights, the Company agreed to the following milestone payments (of which none were met as of June 30, 2021):

(in thousands)

Each Phase I initiation	$25
Each Phase II initiation	$250
Each Phase III initiation	$350
Each NDA/EMA filing	$1,000
Each NDA/EMA awarded	$9,000

In addition, the Company agreed to pay Immune Ventures a royalty of 1% of net sales during the life of each patent granted to the Company. RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer, are the owners of Immune Ventures. As of June 30, 2021, no sales had occurred under this license.

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

During July 2021, the Company initiated a Phase I clinical trial using INKmune and the Company paid Immune Ventures a $25,000 milestone payment.

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

The Company had no amounts owed pursuant to the PITT Agreement as of June 30, 2021.

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

On July 15, 2021, the Company notified UCLB of its intent to terminate the license agreement.

NOTE 5 – LEASE

In May 2019, the Company signed a sublease agreement with a related party for office space in La Jolla, California. The lease has a 61-month term, which corresponds to the lease term of the lessor. The lessor is CTI Clinical Trial & Consulting Services (“CTI”). CTI is majority-owned by a member of the Company’s Board of Directors. The lessor may extend its lease for an additional 5 years, and, if it does, the Company may also extend its sublease for 5 years. The Company did not include the option to extend in the calculation of the lease liabilities as such extension is not reasonably certain to occur. Variable lease costs for the Company’s lease consists of operating expenses for the spaces. Below is a summary of the Company’s right-of-use assets and liabilities as of June 30, 2021:

(in thousands, except years and rate)

Right-of-use asset – related party	$137

Operating lease, current liability – related party	$36
Long-term operating lease liability – related party	106
Total lease liability	$142

Weighted-average remaining lease term	3.0 years

Weighted-average discount rate	10.00%

NOTE 6 – RELATED PARTY TRANSACTIONS

UCL

At June 30, 2021 and December 31, 2020, the Company owed UCL Consultants Limited (“UCL”) $9,000 and $34,000, respectively, in connection with medical research performed on behalf of the Company. At June 30, 2021 and December 31, 2020, the Company recorded prepaid expenses of $15,000 and $0, respectively, for medical research to be performed on behalf of the Company by UCL. During the six months ended June 30, 2021 and 2020, the Company paid UCL $132,000 and $0, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

CTI

During the six months ended June 30, 2021 and 2020, the Company paid CTI $0 and $127,000, respectively, for medical research performed on behalf of the Company. During the six months ended June 30, 2020, the Company recorded a capital contribution of $216,000 for the forgiveness of certain accounts payable due to CTI. The Company had no amounts payable to CTI as of June 30, 2021 and December 31, 2020.

NOTE 7 – DEBT

On June 10, 2021, the Company entered into a Loan and Security Agreement (the “Term Loan”) with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., together (the “Lenders”).  The Term Loan provides for a $15.0 million term loan, of which the Company borrowed the entire amount on June 10, 2021, and is secured by the Company’s assets.  The Term Loan also provides for the Company to request an additional $5.0 million term loan from the Lenders, which may be granted or denied at the sole discretion of the Lenders.

The Company paid the Lenders $47,000 to access the term loan, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loan. The term loan and debt discount are as follows as of June 30, 2021:

(in thousands)

Term Loan	$15,000
Less: debt discount and financing costs, net	(652)
Less: current portion	-
Long-term debt	$14,348

For the three and six months ended June 30, 2021 the Company recognized interest expense of $0.1 million related to the Term Loan.

The term loan repayment schedule provides for interest only payments beginning on July 1, 2021, and continuing for 12 months, followed by 30 consecutive equal monthly installments of principal, plus monthly payments of accrued interest, starting on July 1, 2022 and continuing through the maturity date of January 1, 2025. The interest-only period may be extended for one year upon the achievement of an equity milestone as fully defined in the Term Loan. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.  The Term Loan provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 4.50% and (ii) 7.75%. At June 30, 2021, the interest rate was 7.75%.

The Term Loan includes a final payment fee equal to 6.5% of the original principal amount borrowed payable on the earlier of the repayment of the loan in full and the maturity date.  The Company has the option to prepay the outstanding balance of the term loans in full, subject to a prepayment premium of (i) 3% of the original principal amount borrowed for any prepayment on or prior to the first anniversary of the loan, (ii) 2% of the original principal amount borrowed for any prepayment after the first anniversary and on or before the second anniversary of the loan or (iii) 1% of the original principal amount borrowed for any prepayment after the second anniversary of the loan but before the maturity date.

The expected repayment of the $15.0 million Term loan principal is as follows as of June 30, 2021:

(in thousands, except years)

2021	$-
2022	2,773
2023	5,877
2024	6,350
Total debt	$15,000

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Term Loan, the breach of certain of its other covenants under the Term Loan, or the occurrence of a material adverse change, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, and will have the right to receive the final payment fee and, if the payment of principal and interest is due prior to maturity, the applicable prepayment fee.

Under the Term Loan, the Company agreed to issue the Lenders warrants to purchase shares of its common stock. On June 10, 2021, upon the draw of the term loan, the Company issued to the Lenders warrants to purchase in aggregate 45,386 shares of common stock at a per share exercise price of $14.05. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.6 million using a Black-Scholes model and assuming: (i) expected volatility of 103% based on the trading history of similar companies, (ii) discount rate of 1.45% based on the applicable US Treasury bill rate, (iii) an expected life of 10 years and (iv) zero expected dividends.  The fair value of the warrants was included as a discount to the term loan and also as a component of additional paid-in capital at June 30, 2021.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Common Stock – At the Market Offering

During the six months ended June 30, 2020, we issued and sold 150,682 shares of common stock at an average price of $5.44 per share under the 2020 ATM program. The aggregate net proceeds were approximately $0.7 million after BTIG’s commission and other offering expenses.

During the six months ended June 30, 2021, the Company sold 1,439,480 shares of its common stock at an average price of $20.17 per share under the 2020 ATM program. The aggregate net proceeds were approximately $28.4 million after BTIG’s commission and other offering expenses.

Issuance of shares to Xencor

On June 10, 2021, the Company and Xencor entered into an Option Cancellation Agreement whereby the Company issued 192,533 shares of its common stock to Xencor (See Note 4).

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

During June 2021, the Company granted certain employees and directors options to purchase 236,451 shares of its common stock pursuant to the 2021 Incentive Stock Plan. The stock options have a fair value of approximately $3.3 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.23% based on the applicable US Treasury bill rate (2) expected life of 6.0 - 6.25 years, (3) expected volatility of approximately 107% - 108% based on the trading history of similar companies, and (4) zero expected dividends.

The following table summarizes stock option activity during the six months ended June 30, 2021:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3,457,000	$5.82	8.05	$39,405
Options granted	435,000	$20.84	10.00	-
Options exercised	-	$-	-	-
Options cancelled	-	$-	-	-
Outstanding at June 30, 2021	3,892,000	$7.50	7.81	$40,634
Exercisable at June 30, 2021	2,570,000	$6.43	7.25	$28,660

During the six months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expense of approximately $1.7 million and $1.4 million, respectively, related to the vesting of stock options. As of June 30, 2021, there was approximately $9.9 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.87 years.

Warrants

The Company issued 45,386 warrants to the Company’s lenders upon obtaining its loan in June 2021. The warrants have a 10-year term and an exercise price of $14.05. The warrants have a fair value of approximately $0.6 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.45% based on the applicable US Treasury bill rate (2) expected life of 10.0 years, (3) expected volatility of approximately 103% based on the trading history of similar companies, and (4) zero expected dividends. At June 30, 2021, the intrinsic value of these warrants is $160,000.

In connection with the Company’s initial public offering in February 2019, the Company issued warrants to the placement agents to purchase the Company’s common stock at an exercise price of $9.60 per common share, which warrants are exercisable until December 19, 2023. At June 30, 2021, 34,835 of these warrants are outstanding and the intrinsic value is $278,000.

On June 30, 2017, the Company issued fully vested warrants to purchase 31,667 shares of the Company’s common stock to a third party in conjunction with the common stock sold for cash. The warrants have a $1.50 exercise price and expire on June 30, 2022. During the six months ended June 30, 2021, 11,875 of these warrants were exercised for cash proceeds of $18,000. At June 30, 2021, 19,792 of these warrants are outstanding, with an intrinsic value of $318,000.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 respectively:

(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Research and development	$199	$139	$385	$277
General and administrative	570	543	1,283	1,086
Total	$769	$682	$1,668	$1,363

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

NOTE 9 – COLLABORATIVE AGREEMENTS

During 2020, the Company was awarded a $0.5 million grant from the Amyotrophic Lateral Sclerosis (“ALS”) Association to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the six months ended June 30, 2021 and 2020, the Company received $0.1 million and $0.3 million, respectively, of cash proceeds pursuant to this grant which the Company recorded as deferred liabilities. The Company offsets costs incurred related to this research against the grants. As of June 30, 2021 and December 31, 2020, the Company recorded approximately $0.2 million and $0.1 million, respectively, as deferred liabilities in the consolidated balance sheet related to the ALS grant.

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (“NIH”). The grant will support a Phase 2 study of XPro1595 in patients with treatment resistant depression. As of June 30, 2021, the Company has not received any proceeds pursuant to this grant.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease

In May 2019, the Company signed a sublease agreement with a related party for office space in La Jolla, California. The lease has a 61-month term, which corresponds to the lease term of the lessor. The lessor is CTI.

Future minimum payments pursuant to the lease are as follows:

(in thousands, except years)

2021	$26
2022	53
2023	55
2024	33
Total	$167

During the three and six months ended June 30, 2021, the Company recognized $13,000 and $26,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

Litigation

The Company is subject to claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact in the Company’s consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

NOTE 11 – SUBSEQUENT EVENTS

During July 2021, the Company sold 713,192 shares of its common stock through 2021 ATM program for net proceeds of $15.0 million.

During July 2021, the Company sold 1,818,182 shares of its common stock to investors through a registered direct offering for estimated net proceeds of $36.9 million.

During July 2021, the Company awarded 333,000 stock options to employees with a 3-year vesting term and an estimated fair value of $5.6 million. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.04-1.19% based on the applicable US Treasury bill rate (2) expected life of 6.0 years, (3) expected volatility of approximately 108% based on the trading history of similar companies, and (4) zero expected dividends.

During July 2021, certain employees of the Company exercised 45,000 stock options in exchange for approximately $176,000 of cash proceeds.

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

We believe that INKmune improves the ability of the patient’s own NK cells to attack their tumor. INKmune interacts with the patient’s NK cells to convert them from inert resting NK cells that ignores the cancer into primed NK cells that kill the cancer cell. INKmune is a replication incompetent proprietary cell line we have named INB16 that is given to the patient after determining that i) the patient has adequate NK cells in their circulation and ii) those NK cells are functional when exposed to INKmune in vitro. INKmune is designed to be given to patients after their immune system has recovered after cytotoxic chemotherapy to target the residual disease the remains after treatment with cytotoxic therapy. INKmune can be used to treat numerous hematologic malignancies and solid tumors including leukemia, multiple myeloma, lymphoma, lung, ovary, breast, renal and prostate cancer. The Company plans Phase I trials using INKmune to treat patients with high risk MDS, a form of leukemia and women with relapsed refractory ovarian. During July 2021, the Company’s Phase I trial using INKmune was initiated and its first patient was dosed.

Since our inception in 2015, we have devoted substantially all of our resources to the discovery and development of our product candidates, including clinical trials and preclinical studies as well as general and administrative support for these operations. To date, we have generated no significant revenue. We have incurred net losses in each year since our inception and, as of June 30, 2021, we had an accumulated deficit of approximately $44.6 million. Our net losses were $11,211,000 and $4,178,000 for the six months ended June 30, 2021 and 2020, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation.

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

Other income (expense)

Other income (expense) primarily consists of interest expense on debt, interest income on money market accounts and foreign currency exchange gains and losses.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2021	2020	Change
Revenues	$-	$-	$-
Operating expenses:
Research and development	4,464	903	3,561
General and administrative	2,090	1,204	886
Total operating expenses	6,554	2,107	4,447
Loss from operations	(6,554)	(2,107)	(4,447)
Other expense	(101)	(1)	(100)
Net loss	$(6,655)	$(2,108)	$(4,547)

General and Administrative

General and administrative expenses were approximately $2.1 million during the three months ended June 30, 2021, compared to approximately $1.2 million during the three months ended June 30, 2020. The increase in general and administrative expenses is largely due to higher professional fees ($0.6 million higher during the three months ended June 30, 2021) and higher payroll expense ($0.2 million higher during the three months ended June 30, 2021).

Research and Development

Research and development expenses were approximately $4.5 million during the three months ended June 30, 2021, compared to approximately $0.9 million during the three months ended June 30, 2020.   The increase in research and development expenses during the three months ending June 30, 2021 compared to the three months ending June 30, 2020 is largely due to higher costs associated with manufacturing additional drugs ($0.9 million increase), incurring additional costs in connection with the Company’s COVID-19 clinical trial ($1.2 million increase), and incurring higher compensation expense, including stock-based compensation ($0.2 million increase).

Other Expense

The Company’s other expense is higher in 2021 due to the Company incurring interest expense from a loan the Company obtained in June 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Revenues	$4	$-	$4
Operating expenses:
Research and development	6,955	1,696	5,259
General and administrative	4,151	2,504	1,647
Total operating expenses	11,106	4,200	6,906
Loss from operations	(11,102)	(4,200)	(6,902)
Other (expense) income	(109)	22	(131)
Net loss	$(11,211)	$(4,178)	$(7,033)

Revenues

During the six months ended June 30, 2021, the Company sold MSC’s to one third-party and recognized $4,000 of revenues. There were no revenues during the six months ended June 30, 2020.

General and Administrative

General and administrative expenses were approximately $4.2 million during the six months ended June 30, 2021, compared to approximately $2.5 million during the six months ended June 30, 2020. The increase in general and administrative expenses is largely due to higher professional fees ($1.2 million higher during the six months ended June 30, 2021), higher stock-based compensation ($0.2 million higher during the six months ended June 30, 2021) and higher payroll expense ($0.2 million higher during the six months ended June 30, 2021).

Research and Development

Research and development expenses were approximately $7.0 million during the six months ended June 30, 2021, compared to approximately $1.7 million during the six months ended June 30, 2020.   The increase in research and development expenses during the six months ending June 30, 2021 compared to the six months ending June 30, 2020 is largely due to additional amounts incurred related to manufacturing additional drugs ($1.2 million increase), incurring additional costs in connection with the Company’s COVID-19 clinical trial ($1.9 million increase), and incurring higher compensation expense, including stock-based compensation ($0.4 million increase).

Other Income (Expense)

The Company’s other expense is higher in 2021 due to the Company incurring interest expense from a loan the Company obtained in June 2021.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $11,211,000 and $4,178,000 for the six months ended June 30, 2021 and 2020, respectively. Net cash used in operating activities was $10,801,000 and $2,853,000 for the six months ended June 30, 2021 and 2020, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of June 30, 2021, we had cash and cash equivalents of approximately $39.5 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, compensation and related expenses, professional fees, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs the majority of its research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of June 30, 2021, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.2 million. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

As of June 30, 2021, the Company had an accumulated deficit of $44,586,000 and working capital of $41,060,000. Losses have principally occurred as a result of stock-based compensation expense as well as the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of revenues until such time as the Company’s products are commercialized. As of June 30, 2021, we had cash and cash equivalents of approximately $39.5 million. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of June 30, 2021.

Registered Direct Offering

During July 2021, the Company completed a registered direct offering whereby the Company sold 1,818,182 shares of its common stock to investors for net proceeds of $36.9 million.

ATM Sales Agreements

During the six months ended June 30, 2020, we issued and sold 150,682 shares of common stock at an average price of $5.44 per share under the 2020 ATM program. The aggregate net proceeds were approximately $0.7 million after BTIG’s commission and other offering expenses.

During the six months ended June 30, 2021, we issued and sold 1,439,480 shares of common stock at an average price of $20.17 per share under the 2020 ATM program. The aggregate net proceeds were approximately $28.4 million after BTIG’s commission and other offering expenses. As of June 30, 2021, sales of our common stock pursuant to the 2020 ATM have been completed.

During March 2021, the Company entered into the 2021 ATM program with BTIG, as sales agent, to establish an ATM offering program of up to $45 million of common stock. The Company had no sales of common stock during the six months ended June 30, 2021 under the 2021 ATM program. During July 2021, the Company sold 713,192 shares at an average price per share of $21.73 for net proceeds of approximately $15.0 million under the 2021 ATM program.

Term Loan

On June 10, 2021, we entered into a Loan and Security Agreement with SVB and an affiliate of SVB, providing for a $15.0 million term loan. The Term Loan also provides for us to request an additional $5.0 million term loan from the Lenders, which may be granted or denied at the sole discretion of the Lenders. The Term Loan provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 4.50% and (ii) 7.75% and also includes a final payment fee equal to 6.5% of the original principal amount borrowed payable on the earlier of the repayment of the loan in full and the maturity date. The Company used the proceeds of the term loan to fund the cash consideration for the Option Cancellation Agreement with Xencor.

The Lincoln Park Transaction

On May 15, 2019, the Company and Lincoln Park entered into a purchase agreement (the “Purchase Agreement”) pursuant to which the Company had the right to sell to Lincoln Park up to $20.0 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. During the six months ended June 30, 2020, the Company issued 196,000 shares of the Company’s common stock to Lincoln Park for gross proceeds of $1,003,000. During April 2021, the Company terminated the Purchase Agreement.

Grants

During the six months ended June 30, 2020, the Company was awarded a $500,000 grant from the Amyotrophic Lateral Sclerosis Association (“ALS”) to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the six months ended June 30, 2021 and 2020, the Company received $0.1 million and $0.3 million, respectively, of cash proceeds pursuant to this grant which the Company recorded within deferred liabilities. The Company records costs incurred related to the ALS study as a reduction of deferred liabilities. As of June 30, 2021 and December 31, 2020, the Company recorded $0.2 million and $0.1 million, respectively, as deferred liabilities in the consolidated balance sheets related to the ALS grant.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash and cash equivalents (used in) provided by:
Operating activities	$(10,801)	$(2,853)
Investing activities	(15,000)	-
Financing activities	43,415	655
Change in cash and cash equivalents	17,614	(2,198)
Impact on cash from foreign currency translation	(61)	18
Cash and cash equivalents, beginning of period	21,967	6,996
Cash and cash equivalents, end of period	$39,520	$4,816

Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used approximately $10.8 million of cash during the six months ended June 30, 2021, resulting from our loss of $11.2 million and changes in our net operating assets and liabilities of $1.3 million, partially offset by non-cash stock-based compensation of $1.7 million. The change in our net operating assets and liabilities was mainly due to an increase in prepaid expenses of approximately $1.2 million, and an increase in research and development tax credit receivable of $1.4 million, partially offset by an increase in deferred liabilities of approximately $0.4 million.

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

Investing Activities

Investing activities used $15.0 million of cash for the six months ended June 30, 2021 compared to $0 for the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company paid Xencor $15.0 million to settle an option to acquire 10% of the Company’s common stock on a fully diluted basis which was issued to acquire the Company’s acquired in-process research and development intangible asset.

Financing Activities

During the six months ended June 30, 2021, the Company sold 1,439,480 shares of its common stock under its 2020 ATM program for net proceeds of approximately $28.4 million. The Company also obtained $15.0 million in cash proceeds from the issuance of debt.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and there have been no material changes during the six months ended June 30, 2021.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INmune Bio Inc.

Date August 4, 2021	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)