Form 10-Q
period 2021-09-30
Inmune Bio, Inc.
filed 2021-11-03
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

INMUNE BIO INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5205835
(State of incorporation)	(I.R.S. Employer Identification No.)

David Moss

225 NE Mizner Blvd., Suite 640,

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

As of November 3, 2021, there were 17,843,303 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED September 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$84,471	$21,967
Research and development tax credit receivable	4,958	1,686
Other tax receivable	188	113
Prepaid expenses	1,300	220
Prepaid expenses – related party	14	-

TOTAL CURRENT ASSETS	90,931	23,986

Operating lease – right of use asset – related party	128	156
Other assets	99	-
Acquired in-process research and development intangible assets	16,514	16,514

TOTAL ASSETS	$107,672	$40,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,221	$1,518
Accounts payable and accrued liabilities – related parties	10	34
Deferred liabilities	541	190
Operating lease, current liability – related party	38	34
TOTAL CURRENT LIABILITIES	4,810	1,776

Long-term debt, less debt discount	14,401	-
Long-term operating lease liability – related party	95	126
Accrued liabilities – long-term	111	-
TOTAL LIABILITIES	19,417	1,902

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 17,843,303 and 13,481,283 shares issued and outstanding, respectively	18	13
Additional paid-in capital	142,399	72,105
Accumulated other comprehensive (loss) income	(118)	11
Accumulated deficit	(54,044)	(33,375)
TOTAL STOCKHOLDERS’ EQUITY	88,255	38,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,672	$40,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE	$14	$-	$18	$-

OPERATING EXPENSES
General and administrative	2,515	2,457	6,666	4,960
Research and development	6,520	2,363	13,475	4,059
Total operating expenses	9,035	4,820	20,141	9,019

LOSS FROM OPERATIONS	(9,021)	(4,820)	(20,123)	(9,019)

OTHER (EXPENSE) INCOME	(437)	103	(546)	124

NET LOSS	$(9,458)	$(4,717)	$(20,669)	$(8,895)

Net loss per common share – basic and diluted	$(0.55)	$(0.36)	$(1.33)	$(0.77)

Weighted average common shares outstanding - basic and diluted	17,329,379	12,926,539	15,553,344	11,496,753

COMPREHENSIVE LOSS
Net loss	$(9,458)	$(4,717)	$(20,669)	$(8,895)
Other comprehensive loss - foreign currency translation	(68)	(47)	(129)	(29)

Total comprehensive loss	$(9,526)	$(4,764)	$(20,798)	$(8,924)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	13,481,283	$13	$72,105	$11	$(33,375)	$38,754
Issuance of common stock for cash	1,439,480	2	28,444	-	-	28,446
Exercise of warrants for cash	11,875	-	18	-	-	18
Stock-based compensation	-	-	899	-	-	899
Gain on foreign currency translation	-	-	-	1	-	1
Net loss	-	-	-	-	(4,556)	(4,556)
Balance as of March 31, 2021	14,932,638	$15	$101,466	$12	$(37,931)	$63,562
Stock-based compensation	-	-	769	-	-	769
Settlement of Xencor warrant for cash and common stock	192,533	-	(15,000)	-	-	(15,000)
Warrants issued to lenders as debt inducement	-	-	619	-	-	619
Loss on foreign currency translation	-	-	-	(62)	-	(62)
Net loss	-	-	-	-	(6,655)	(6,655)
Balance as of June 30, 2021	15,125,171	$15	$87,854	$(50)	$(44,586)	$43,233
Issuance of common stock for cash	2,531,374	3	51,804	-	-	51,807
Cashless exercise of warrants	3,758	-	-	-	-	-
Exercise of stock options	183,000	-	1,135	-	-	1,135
Stock-based compensation	-	-	1,606	-	-	1,606
Loss on foreign currency translation	-	-	-	(68)	-	(68)
Net loss	-	-	-	-	(9,458)	(9,458)
Balance as of September 30, 2021	17,843,303	$18	$142,399	$(118)	$(54,044)	$88,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	10,770,948	$11	$44,834	$50	$(9)	$(21,276)	$23,610
Issuance of common stock and warrants for cash, net	196,000	-	1,003	-	-	-	1,003
Acquisition and retirement of common stock	(220,000)	-	(1,012)	-	-	-	(1,012)
Capital contribution	-	-	216	-	-	-	216
Stock-based compensation	-	-	682	-	-	-	682
Loss on foreign currency translation	-	-	-	-	(21)	-	(21)
Net loss	-	-	-	-	-	(2,070)	(2,070)
Balance as of March 31, 2020	10,746,948	$11	$45,723	$50	$(30)	$(23,346)	$22,408
Issuance of common stock for cash, net	150,682	-	664	-	-	-	664
Stock-based compensation	-	-	681	-	-	-	681
Loss on foreign currency translation	-	-	-	-	39	-	39
Net loss	-	-	-	-	-	(2,108)	(2,108)
Balance at June 30, 2020	10,897,630	$11	$47,068	$50	$9	$(25,454)	$21,684
Issuance of common stock for cash, net	2,527,918	2	23,238	-	-	-	23,240
Cashless exercise of warrants	2,400	-	-	-	-	-	-
Stock-based compensation	20,000	-	1,046	-	-	-	1,046
Loss on foreign currency translation	-	-	-	-	(47)	-	(47)
Net loss	-	-	-	-	-	(4,717)	(4,717)
Balance as of September 30, 2020	13,447,948	$13	$71,352	$50	$(38)	$(30,171)	$41,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,669)	$(8,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,274	2,409
Accretion of debt discount	69	-
Changes in operating assets and liabilities:
Research and development tax credit receivable	(3,272)	(897)
Other tax receivable	(75)	(67)
Prepaid expenses	(1,080)	(119)
Prepaid expenses – related party	(14)	26
Other assets	(99)	-
Accounts payable and accrued liabilities	2,703	788
Accounts payable and accrued liabilities – related parties	(24)	(65)
Deferred liabilities	351	254
Accrued liabilities – long term	111	-
Operating lease liability – related party	1	15
Net cash used in operating activities	(18,724)	(6,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to Xencor to settle warrant for acquired research and development intangible assets	(15,000)	-
Net cash used in investing activities	(15,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of debt	14,951	-
Net proceeds from sale of common stock	80,253	24,907
Net proceeds from exercise of stock options	1,135	-
Net proceeds from the exercise of warrants	18	-
Purchase of common stock	-	(1,012)
Net cash provided by financing activities	96,357	23,895

Impact on cash from foreign currency translation	(129)	(29)

NET INCREASE IN CASH	62,504	17,315

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,967	6,996

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,471	$24,311

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$265	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to Xencor to settle warrant issued for acquired research and development intangible assets	$3,300	$-
Warrants issued to lenders as debt inducement	$619	$-
Capital contribution	$-	$216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

INmune Bio, Inc. (the “Company” or “INmune Bio”) was organized in the State of Nevada on September 25, 2015, and is a clinical stage biotechnology pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune Bio has two product platforms. The DN-TNF product platform utilizes dominant-negative technology to selectively neutralize soluble TNF, a key driver of innate immune dysfunction and mechanistic target of many diseases. DN-TNF is currently being developed for Alzheimer’s and treatment resistant depression (XPro595) and cancer (INB03). The Natural Killer Cell Priming Platform includes INKmune aimed at priming the patient’s NK cells to eliminate minimal residual disease in patients with cancer. INmune Bio’s product platforms utilize a precision medicine approach for the treatment of a wide variety of hematologic malignancies, solid tumors and chronic inflammation.

NOTE 2 – LIQUIDITY

As of September 30, 2021, the Company had an accumulated deficit of approximately $54.0 million and experienced losses since its inception. Losses have principally occurred as a result of non-cash stock-based compensation expense and the substantial resources required for research and development of the Company’s products, which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and achieve its business plan:

●	During July 2021, the Company completed a registered direct public offering in which it sold 1,818,182 shares of common stock to investors for estimated net proceeds of $36.9 million.

●	During June 2021, the Company entered into a loan and security agreement and drew down a $15.0 million term loan.

●	During March 2021, the Company entered into a sales agreement with BTIG, LLC (“BTIG”), as sales agent, to establish an At-The-Market (“ATM”) offering program of up to $45 million of common stock (the “2021 ATM”), subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the sales agreement. The Company is required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. The Company has sold 713,192 shares of its common stock at an average price of $21.73 through the 2021 ATM for net proceeds of $14.9 million.

●	During April 2020, the Company entered into a sales agreement with BTIG, as sales agent, to establish an ATM offering program to sell up to $10.0 million of the Company’s common stock (the “2020 ATM”). In August 2020, the sales agreement was amended whereby the aggregate offering was increased from $10.0 million to $30.0 million. From April 2020 through December 2020, the Company sold 178,600 shares of common stock at an average price of $5.45 per share for net proceeds of approximately $0.8 million. During the nine months ended September 30, 2021, the Company sold in aggregate 1,439,480 shares on common stock at an average price of $20.17 per share for net proceeds of $28.4 million. As of September 30, 2021, sales of our common stock pursuant to the 2020 ATM have been completed.

Although it is difficult to predict the Company’s liquidity requirements, as of September 30, 2021, and based upon the Company’s current operating plan, the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of September 30, 2021. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

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

At September 30, 2021 and 2020, the Company had potentially issuable shares as follows:

	September 30,
	2021	2020
Stock options	4,082,000	3,457,000
Warrants	93,866	1,955,922
Total	4,175,866	5,412,922

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2021, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At September 30, 2021 and December 31, 2020, the Company recorded a research and development tax credit receivable in the amount of $2,942,000 and $833,000, respectively. During the nine months ended September 30, 2021 and 2020, the Company received $0 of R&D tax credit reimbursements from the UK. The UK subsidiary expects to receive R&D tax credit reimbursements during the fourth quarter of 2021.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At September 30, 2021 and December 31, 2020, the Company recorded a research and development tax credit receivable of $2,016,000 and $853,000, respectively, for R&D expenses incurred in Australia. During the nine months ended September 30, 2021 and 2020, the Company received $0 and $0.2 million, respectively, of R&D tax credit reimbursements from Australia. The Australian subsidiary received an R&D tax reimbursement of approximately $1.3 million during October 2021.

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

On June 10, 2021, the Company and Xencor entered into an Option Cancellation Agreement whereby Xencor terminated its warrant to purchase 10% of the fully diluted shares of the Company in exchange for a cash payment of $15,000,000 and 192,533 shares of the Company’s common stock with a fair value of $3,300,000 based on the market price of the common stock as of June 10, 2021, which the Company issued in June 2021. The Company filed a registration statement covering the resale of these shares during September 2021 and agreed to keep the registration statement continuously effective until all such shares cease to be outstanding or otherwise cease to be registrable securities as defined in the Option Cancellation Agreement. The Company charged the cash consideration paid to Xencor to enter into the Option Cancellation Agreement to equity as the fair value of the warrant immediately prior to the Option Cancellation Agreement was greater than the consideration paid to Xencor.

INKmune License Agreement

On October 29, 2015, the Company entered into an exclusive license agreement (the “INKmune License Agreement”) with Immune Ventures, LLC (“Immune Ventures”). Pursuant to the INKmune License Agreement, the Company was granted exclusive worldwide rights to the patents, including rights to incorporate any improvements or additions to the patents that may be developed in the future. In consideration for the patent rights, the Company agreed to the following milestone payments:

(in thousands)

Each Phase I initiation	$25
Each Phase II initiation	$250
Each Phase III initiation	$350
Each NDA/EMA filing	$1,000
Each NDA/EMA awarded	$9,000

During July 2021, the Company initiated a Phase I clinical trial using INKmune and the Company paid Immune Ventures a $25,000 milestone payment.

In addition, the Company agreed to pay Immune Ventures a royalty of 1% of net sales during the life of each patent granted to the Company. RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer, are the owners of Immune Ventures. As of September 30, 2021, no sales had occurred under this license.

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

The Company had no amounts owed pursuant to the PITT Agreement as of September 30, 2021.

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

University College London License Agreement – MSC

On July 19, 2019, the Company entered into license agreement with UCL Business PLC (“UCLB”) with a ten (10) year term. Pursuant to the license agreement, the Company acquired an exclusive license (and a right to sub-license) to the technology and know-how relating to an isolation and commercial scale expansion methodology of GMP grade human umbilical cord mesenchymal stem/stromal cells (“MSC”). During July 2021, the Company terminated its license agreement with UCLB.

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

In September 2021, the Company signed a lease for office space in Boca Raton, Florida. See Note 10.

Below is a summary of the Company’s right-of-use assets and liabilities as of September 30, 2021:

(in thousands, except years and rate)

Right-of-use asset – related party	$128

Operating lease, current liability – related party	$38
Long-term operating lease liability – related party	95
Total lease liability	$133

Weighted-average remaining lease term	2.8 years

Weighted-average discount rate	10.00%

NOTE 6 – RELATED PARTY TRANSACTIONS

UCL

At September 30, 2021 and December 31, 2020, the Company owed UCL Consultants Limited (“UCL”) $10,000 and $34,000, respectively, in connection with medical research performed on behalf of the Company. At September 30, 2021 and December 31, 2020, the Company recorded prepaid expenses of $14,000 and $0, respectively, for medical research to be performed on behalf of the Company by UCL. During the nine months ended September 30, 2021 and 2020, the Company paid UCL $176,000 and $335,000, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

CTI

During the nine months ended September 30, 2021 and 2020, the Company paid CTI $0 and $127,000, respectively, for medical research performed on behalf of the Company. During the nine months ended September 30, 2020, the Company recorded a capital contribution of $216,000 for the forgiveness of certain accounts payable due to CTI. The Company had no amounts payable to CTI as of September 30, 2021 and December 31, 2020.

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

The Company paid the Lenders $47,000 to access the term loan, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loan. The term loan and debt discount are as follows as of September 30, 2021:

(in thousands)

Term Loan	$15,000
Less: debt discount and financing costs, net	(599)
Less: current portion	-
Long-term debt	$14,401

For the three and nine months ended September 30, 2021 the Company recognized interest expense of $0.4 million and $0.5 million, respectively, related to the Term Loan.

The term loan repayment schedule provided for interest only payments beginning on July 1, 2021, and continuing for 12 months, followed by monthly principal and interest payments, starting on July 1, 2022 and continuing through the maturity date of January 1, 2025. During August, the Lenders extended the interest-only period for one year due to the Company achieving an equity milestone as fully defined in the Term Loan. As a result of achieving the equity milestone, monthly principal and interest payments begin on July 1, 2023. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.  The Term Loan provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 4.50% and (ii) 7.75%. At September 30, 2021, the interest rate was 7.75%.

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

The expected repayment of the $15.0 million Term loan principal is as follows as of September 30, 2021:

(in thousands, except years)

2021	$-
2022	-
2023	5,833
2024	9,167
Total debt	$15,000

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

Underwritten Stock Offering

During July 2020, the Company completed an underwritten public offering in which it sold 2,500,000 shares of common stock at a public offering price of $10.00 per share. The 2,500,000 shares sold included the full exercise of the underwriters’ option to purchase 326,086 shares at a price of $10.00 per share. Aggregate net proceeds from the underwritten public offering were $23.1 million, net of $1.9 million in underwriting discounts and commissions and offering expenses.

Common Stock – At the Market Offering

During the nine months ended September 30, 2020, we issued and sold 178,600 shares of common stock at an average price of $5.45 per share under the 2020 ATM program. The aggregate net proceeds were approximately $0.8 million after BTIG’s commission and other offering expenses.

During the nine months ended September 30, 2021, the Company sold 1,439,480 shares of its common stock at an average price of $20.17 per share under the 2020 ATM program. The aggregate net proceeds were approximately $28.4 million after BTIG’s commission and other offering expenses.

During the nine months ended September 30, 2021, the Company sold 713,192 shares of its common stock at an average price of $21.73 per share under the 2021 ATM program. The aggregate net proceeds were approximately $14.9 million after BTIG’s commission and other offering expenses.

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

During July, August and September 2021, the Company granted certain employees and consultants options to purchase in aggregate 373,000 shares of its common stock pursuant to the 2021 Incentive Stock Plan. The stock options have a fair value of approximately $6.3 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.96% - 1.31% based on the applicable US Treasury bill rate (2) expected life of 6.0 – 10.0 years, (3) expected volatility of approximately 105% - 109% based on the trading history of similar companies, and (4) zero expected dividends.

The following table summarizes stock option activity during the nine months ended September 30, 2021:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3,457,000	$5.82	8.05	$39,405
Options granted	808,000	$20.73	10.00	-
Options exercised	(183,000)	$6.21	-	-
Options cancelled	-	$-	-	-
Outstanding at September 30, 2021	4,082,000	$8.65	7.44	$45,171
Exercisable at September 30, 2021	2,578,000	$6.49	7.09	$33,395

During the nine months ended September 30, 2021 and 2020, the Company recognized stock-based compensation expense of approximately $3.3 million and $2.1 million, respectively, related to the vesting of stock options. As of September 30, 2021, there was approximately $14.6 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.73 years.

Warrants

The Company issued 45,386 warrants to the Company’s lenders upon obtaining its loan in June 2021. The warrants have a 10-year term and an exercise price of $14.05. The warrants have a fair value of approximately $0.6 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.45% based on the applicable US Treasury bill rate (2) expected life of 10.0 years, (3) expected volatility of approximately 103% based on the trading history of similar companies, and (4) zero expected dividends. At September 30, 2021, the intrinsic value of these warrants is $244,000.

In connection with the Company’s initial public offering in February 2019, the Company issued warrants to the placement agents to purchase the Company’s common stock at an exercise price of $9.60 per common share, which warrants are exercisable until December 19, 2023. During the nine months ended September 30, 2021, 6,147 of these warrants were exercised on a cashless basis in exchange for 3,758 shares of common stock. At September 30, 2021, 28,688 of these warrants are outstanding and the intrinsic value is $282,000.

On June 30, 2017, the Company issued fully vested warrants to purchase 31,667 shares of the Company’s common stock to a third party in conjunction with the common stock sold for cash. The warrants have a $1.50 exercise price and expire on June 30, 2022. During the nine months ended September 30, 2021, 11,875 of these warrants were exercised for cash proceeds of $18,000. At September 30, 2021, 19,792 of these warrants are outstanding, with an intrinsic value of $355,000.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 respectively:

(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Research and development	$705	$146	$1,090	$423
General and administrative	901	900	2,184	1,986
Total	$1,606	$1,046	$3,274	$2,409

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

NOTE 9 – COLLABORATIVE AGREEMENTS

During 2020, the Company was awarded a $0.5 million grant from the Amyotrophic Lateral Sclerosis (“ALS”) Association to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the nine months ended September 30, 2021 and 2020, the Company received $0.1 million and $0.3 million, respectively, of cash proceeds pursuant to this grant which the Company recorded as deferred liabilities. The Company offsets costs incurred related to this research against the grants. As of September 30, 2021 and December 31, 2020, the Company recorded approximately $0.2 million and $0.1 million, respectively, as deferred liabilities in the consolidated balance sheet related to the ALS grant.

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (“NIH”). The grant will support a Phase 2 study of XPro1595 in patients with treatment resistant depression. As of September 30, 2021, the Company has not received any proceeds pursuant to this grant.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease

In May 2019, the Company signed a sublease agreement with a related party for office space in La Jolla, California. The lease has a 61-month term, which corresponds to the lease term of the lessor. The lessor is CTI.

During September 2021, the Company signed a lease agreement with a third party for office space in Boca Raton, Florida. The lease agreement has a 64-month term and will commence during the fourth quarter of 2021.

Future minimum payments pursuant to the leases are as follows:

(in thousands, except years)

2021	$23
2022	157
2023	237
2024	220
2025	193
Thereafter	216
Total	$1,046

During the three and nine months ended September 30, 2021, the Company recognized $19,000 and $45,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

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

Description of Business

Overview

We are a clinical-stage immunotherapy company focused on developing drugs that may reprogram the patient’s innate immune system to treat disease. We believe this may be done by targeting cells of the innate immune system that cause acute and chronic inflammation and are involved in the immune dysfunction associated with chronic diseases such as cancer and neurodegenerative diseases. The Company has two therapeutic platforms – dominant-negative TNF platform (“DN-TNF”) and the Natural Killer (“NK”) platform. The DN-TNF platform neutralizes soluble TNF (“sTNF”) without affecting trans-membrane TNF (“tmTNF”) or TNF receptors -TNFR1 and TNFR2. This unique biologic mechanism differentiates the DN-TNF drugs from currently approved non-selective TNF inhibitors that inhibit both sTNF and tmTNF. Protecting the function of tmTNF while neutralizing the function of sTNF is a potent anti-inflammatory strategy that does not cause immunosuppression or demyelination which occur in the currently approved non-selective TNF inhibitors. Currently approved non-selective TNF inhibitors are approved to treat autoimmune disease, but are contraindicated in patients with infection, cancer and neurologic diseases because they increase the risk of infection, cancer and demyelinating neurologic diseases, respectively; all the safety problems are due to off-target effects on inhibiting tmTNF. The NK platform targets the dysfunctional natural killer cells (“NK cells”) in patients with cancer. NK cells are part of the normal immunologic response to cancer with important roles in immunosurveillance to prevent cancer and in preventing relapse by eliminating residual disease. Residual disease is the cancer left behind after therapy is finished. Residual disease, can grow to cause relapse. The NK cells of cancer patients loses the ability to bind and kill cancer cells. The strength of the bond of binding to cancer cells, called avidity, is a necessary step NK killing of cancer cells. INKmune improves avidity of the patients NK cells to overcome the immune evasion of the patient’s cancer cells. We believe INKmune is best used to eliminate residual disease after the patient has completed other cancer therapies. Both the DN-TNF platform and the INKmune platform can be used to treat multiple diseases. The DN-TNF platform will be used as an immunotherapy for the treatment of cancer and neurodegenerative disease. INKmune is being developed to treat NK sensitive hematologic malignancies and solid tumors.

We believe our DN-TNF platform can be used as a cancer therapy to reverse resistance in immunotherapy and as a CNS therapy to target glial activation to prevent progression of Alzheimer’s disease (“AD”), and to target neuroinflammation in treatment resistant depression (“TRD”). The drug is named differently for the oncology and CNS indication; INB03 or XPro1595, respectively, but it is the same drug product. In each case, we believe neutralizing sTNF is a cornerstone to the treatment of these diseases. As an immunotherapy for cancer, we are using INB03 to neutralize sTNF produced by HER2+ trastuzumab resistant breast cancers to reverse resistance to therapy. sTNF causes an up-regulation of MUC4 expression that causes steric hindrance of trastuzumab binding to the HER2/Neu receptor on HER2+ breast cancer cells. Without binding, trastuzumab is not effective. In addition, INB03 changes the immunobiology of the tumor microenvironment by decreasing the number of immunosuppressive myeloid cells, both myeloid derived suppressor cells and tumor active macrophages, and increasing the number of cytotoxic lymphocytes in the TME. The Company has completed an open label dose escalation trial in cancer patients with metastatic solid tumors that have failed multiple lines of therapy. The trial informs the design of the Phase II trial by demonstrating that INB03 was safe and well tolerated, defined the dose of INB03 to carry into Phase II trials, and demonstrated a pharmacodynamic end-point. A Phase II trial is planned in women with advanced HER2+ breast cancer with metastasis.

Likewise, we believe the DN-TNF platform can be used to treat selected neurodegenerative diseases. The Company believes the core pathology of cognitive decline is a combination of neurodegeneration and synaptic dysfunction. XPro1595 completed a Phase I trial treating patients with Alzheimer’s disease that was partially funded by a Part-the-Clouds Award from the Alzheimer’s Association. We believe XPro1595 targets activated microglia and astrocytes of the brain that produce sTNF that promotes nerve cell loss and synaptic dysfunction, key elements in the development of dementia. In animal models, elimination of sTNF prevents nerve cell dysfunction and reverses synaptic pruning. The Phase I trial in patients with biomarkers of inflammation with AD has been completed. The open label, dose escalation trial is designed to demonstrate that XPro1595 can safely decrease neuroinflammation in patients with AD. The endpoints of the trial are measures of neuroinflammation and neurodegeneration in blood and cerebral spinal fluid, measures of neuroinflammation by measuring cytokines in the CSF and MRI by measuring white matter free water. XPro1595, at the 1mg/kg/week dose decreased inflammatory cytokines in the CSF and white matter free water in the brain demonstrating that XPro1595 can decrease neuroinflammation in patients with AD. We also studied downstream benefits of decreasing neuroinflammation by measuring changes in the CSF proteome and quantifying changes in novel white matter MRI biomarkers. XPro1595 significantly decreases biomarkers of neurodegeneration as measure by decreases in the CSF proteome of neurofilament light chain, phospho Tau 217 and VILIP-1; decreases of 84%, 46% and 91% respectively after 3 months of therapy. Three months of XPro1595 therapy improved measures of synaptic function, as measured in the CSF proteome including a 222% increase in Contactin 2 and a 56% decrease neurogranin, proteins that contribute to improved synaptic function.

The successful completion of the Phase I trial in AD has informed the design of the Phase II trial in patients with mild AD. The Company plans a blinded randomized trial to test if treatment of AD patients with neuroinflammation will affect cognitive decline. The Phase II trial has six important elements. Two hundred patients will be enrolled in a 2:1 ration (XPro1595 vs placebo). The patients will receive 1mg/kg/week as a subcutaneous injection for six months. An enrichment strategy identical to the successful strategy used in the Phase I trial will be used to ensure patients have neuroinflammation. Patients will need to have some combination of elevated C-reactive protein, hemoglobin A1c, erythrocyte sedimentation rated in the blood and at least one allele of ApoE4. The primary end-point will be Early/mild Alzheimer’s Cognitive Composite (“EMACC”), a validated cognitive measure that is more sensitive than traditional end-points used in many studies of patients with early AD. The trial will be performed in North America and Australia, is expected to start enrolling patients in December 2021. We expect top-line clinical data to be available mid-2023. All patients will be offered to stay on therapy for at least 12 months in an extension trial. Clinical and biomarker data will be collected during the extension trial.

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

We believe that INKmune improves the ability of the patient’s own NK cells to attack their tumor. INKmune interacts with the patient’s NK cells to convert them from inert resting NK cells into memory-like NK cells that kill the patient’s cancer cells. INKmune is a replication incompetent proprietary cell line that is given to the patient after determining that i) the patient has adequate NK cells in their circulation and ii) those NK cells are functional when exposed to INKmune in vitro. INKmune is designed to be given to patients after their immune system has recovered after cytotoxic chemotherapy to target the residual disease the remains after treatment with cytotoxic therapy. We believe INKmune can be used to treat numerous hematologic malignancies and solid tumors including leukemia, multiple myeloma, lymphoma, lung, ovary, breast, renal and prostate cancer. The Company has initiated a Phase I trial using INKmune to treat patients with high risk MDS, a form of leukemia. One patient has been treated in the Phase I trial. In the single patient, INKmune therapy is safe, produces memory-like NK cells that kill cancer in vitro, promotes proliferation and persistence of the NK cells. The Company will continue to enroll patients in the Phase I trial with a goal of completing patient enrollment in 2022. The Company intends to treat women with relapsed refractory ovarian in separate Phase I trial beginning during 2022.

Since our inception in 2015, we have devoted substantially all of our resources to the discovery and development of our product candidates, including clinical trials and preclinical studies as well as general and administrative support for these operations. To date, we have generated no significant revenue. We have incurred net losses in each year since our inception and, as of September 30, 2021, we had an accumulated deficit of approximately $54.0 million. Our net losses were $20,669,000 and $8,900,000 for the nine months ended September 30, 2021 and 2020, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation.

The Company has supported a trial using Quellor, the DN-TNF platform, to treat patients with hypoxia due to COVID-19 infection. This blinded randomized Phase II trial has been closed by the Company because of the changing COVID-19 therapeutic landscape. The FDA is no longer offering emergency use authorization approvals for this type of therapy. This means at least one large Phase III clinical trial will be required in addition to the Phase II trial. The therapeutic landscape has changed dramatically since the first patient was enrolled. Mortality rates have decreased 10-fold. Immunosuppressive corticosteroid treatments are routine. High risk patients have receive vaccinations and oral therapies have been developed to prevent the need for hospitalization. The Company has decided clinical development for prevention of respiratory failure is a high risk, low reward program that will dilute efforts from our core programs in CNS disease and oncology.

The Company has presented pre-clinical data on the use of DN-TNF to treat non-alcoholic steatohepatitis (“NASH”). The Company has decided to defer the NASH program for the near future due to the complex and evolving clinical and regulatory environment. The Company may choose to reactivate the program or abandon the program in the future.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Revenues	$14	$-	$14
Operating expenses:
Research and development	6,520	2,363	4,157
General and administrative	2,515	2,456	59
Total operating expenses	9,035	4,819	4,216
Loss from operations	(9,021)	(4,819)	(4,202)
Other (expense) income	(437)	102	(539)
Net loss	$(9,458)	$(4,717)	$(4,741)

Revenues

During the three months ended September 30, 2021, the Company sold MSC’s to one third-party and recognized $14,000 of revenues. There were no revenues during the three months ended September 30, 2020.

General and Administrative

General and administrative expenses were approximately $2.5 million during the three months ended September 30, 2021 and September 30, 2020.

Research and Development

Research and development expenses were approximately $6.5 million during the three months ended September 30, 2021, compared to approximately $2.4 million during the three months ended September 30, 2020.   The increase in research and development expenses during the three months ending September 30, 2021 compared to the three months ending September 30, 2020 is largely due to incurring costs in connection with the Company’s Phase 2 Alzheimer’s clinical trial ($2.1 million increase), higher costs associated with manufacturing additional drugs ($1.4 million increase), and incurring higher compensation expense, including stock-based compensation ($0.7 million increase).

Other Expense

The Company’s other expense is higher in 2021 due to the Company incurring interest expense from a loan the Company obtained in June 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Revenues	$18	$—	$18
Operating expenses:
Research and development	13,475	4,059	9,416
General and administrative	6,666	4,960	1,706
Total operating expenses	20,141	9,019	11,122
Loss from operations	(20,123)	(9,019)	(11,104)
Other (expense) income	(546)	124	(670)
Net loss	$(20,669)	$(8,895)	$(11,774)

Revenues

During the nine months ended September 30, 2021, the Company sold MSC’s to one third-party and recognized $18,000 of revenues. There were no revenues during the nine months ended September 30, 2020.

General and Administrative

General and administrative expenses were approximately $6.7 million during the nine months ended September 30, 2021, compared to approximately $5.0 million during the nine months ended September 30, 2020. The increase in general and administrative expenses is largely due to higher professional fees ($0.9 million higher during the nine months ended September 30, 2021), and higher compensation expense, including stock-based compensation ($0.6 million higher during the nine months ended September 30, 2021).

Research and Development

Research and development expenses were approximately $13.5 million during the nine months ended September 30, 2021, compared to approximately $4.1 million during the nine months ended September 30, 2020.   The increase in research and development expenses during the nine months ending September 30, 2021 compared to the nine months ending September 30, 2020 is largely due to additional amounts incurred related to manufacturing additional drugs ($2.7 million increase), incurring costs in connection with the Company’s Phase 2 Alzheimer’s clinical trial ($2.2 million increase), incurring additional costs in connection with the Company’s COVID-19 clinical trial ($2.0 million increase), and incurring higher compensation expense, including stock-based compensation ($1.0 million increase).

Other Income (Expense)

The Company’s other expense is higher in 2021 due to the Company incurring interest expense from a loan the Company obtained in June 2021.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $20,669,000 and $8,895,000 for the nine months ended September 30, 2021 and 2020, respectively. Net cash used in operating activities was $18,724,000 and $6,551,000 for the nine months ended September 30, 2021 and 2020, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of September 30, 2021, we had cash and cash equivalents of approximately $84.5 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, compensation and related expenses, professional fees, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs the majority of its research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of September 30, 2021, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.4 million. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

As of September 30, 2021, the Company had an accumulated deficit of $54,044,000 and working capital of $86,121,000. Losses have principally occurred as a result of stock-based compensation expense as well as the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of revenues until such time as the Company’s products are commercialized. As of September 30, 2021, we had cash and cash equivalents of approximately $84.5 million. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of September 30, 2021.

Registered Direct Offering

During July 2021, the Company completed a registered direct offering whereby the Company sold 1,818,182 shares of its common stock to investors for net proceeds of $36.9 million.

ATM Sales Agreements

During the nine months ended September 30, 2020, we issued and sold 150,682 shares of common stock at an average price of $5.44 per share under the 2020 ATM program. The aggregate net proceeds were approximately $0.7 million after BTIG’s commission and other offering expenses.

During the nine months ended September 30, 2021, we issued and sold 1,439,480 shares of common stock at an average price of $20.17 per share under the 2020 ATM program. The aggregate net proceeds were approximately $28.4 million after BTIG’s commission and other offering expenses. As of September 30, 2021, sales of our common stock pursuant to the 2020 ATM have been completed.

During March 2021, the Company entered into the 2021 ATM program with BTIG, as sales agent, to establish an ATM offering program of up to $45 million of common stock. During the nine months ended September 30, 2021, the Company sold 713,192 shares at an average price per share of $21.73 for net proceeds of approximately $14.9 million under the 2021 ATM program.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash and cash equivalents (used in) provided by:
Operating activities	$(18,724)	$(6,551)
Investing activities	(15,000)	-
Financing activities	96,357	23,895
Change in cash and cash equivalents	62,662	17,344
Impact on cash from foreign currency translation	(129)	(29)
Cash and cash equivalents, beginning of period	21,967	6,996
Cash and cash equivalents, end of period	$84,471	$24,311

Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used approximately $18.7 million of cash during the nine months ended September 30, 2021, resulting from our loss of $20.7 million and changes in our net operating assets and liabilities of $1.4 million, partially offset by non-cash stock-based compensation of $3.3 million. The change in our net operating assets and liabilities was mainly due to an increase in prepaid expenses of approximately $1.1 million, and an increase in research and development tax credit receivable of $3.3 million, partially offset by an increase in accounts payable and accrued liabilities of $2.7 million and an increase in deferred liabilities of approximately $0.4 million.

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

Investing Activities

Investing activities used $15.0 million of cash for the nine months ended September 30, 2021 compared to $0 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company paid Xencor $15.0 million to settle an option to acquire 10% of the Company’s common stock on a fully diluted basis which was issued to acquire the Company’s acquired in-process research and development intangible asset.

Financing Activities

During the nine months ended September 30, 2021, the Company sold 1,439,480 shares of its common stock under its 2020 ATM program for net proceeds of approximately $28.4 million.

During the nine months ended September 30, 2021, the Company sold 713,192 shares of its common stock under the 2021 ATM program for net proceeds of approximately $14.9 million.

During July 2021, the Company completed a registered direct offering whereby the Company sold 1,818,182 shares of its common stock to investors for net proceeds of $36.9 million.

During June 2021, we entered into a Loan and Security Agreement with SVB and an affiliate of SVB, providing for a $15.0 million term loan.

During the nine months ended September 30, 2021, the Company received approximately 1.2 million in connection with the exercise of stock options and warrants.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and there have been no material changes during the nine months ended September 30, 2021.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description

10.1	Form of Securities Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 15, 2021)

10.2	Form of Placement Agency Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 15, 2021)

10.3	Lease Agreement dated September 13, 2021 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 15, 2021)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INmune Bio Inc.

Date November 3, 2021	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2021	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)