Form 10-K
period 2021-12-31
Inmune Bio, Inc.
filed 2022-03-03
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

225 NE Mizner Blvd, Suite 640

Boca Raton, FL 33432

Phone: (858) 964 3720

(Address of principal executive offices)(Zip Code)

(858) 964 3720

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Market Where Traded
Common Stock ($.001 par value)	INMB	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $157 million as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021), based upon the closing sale price for the registrant’s common stock on that day as reported by the NASDAQ Capital Market. Shares of common stock held by each officer and director of the registrant on June 30, 2021 have been excluded in that such persons may be deemed to be affiliates.

As of March 3, 2022, there are 17,863,095 shares of common stock, $0.001 par value per share outstanding.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

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

ii

PART I

Item 1. Business

Our Strategy

Our objective is to develop and commercialize our product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. This can be in cancer where Natural Killer (“NK”) cells are inactive and contribute to a tumor’s evasion of the immune system and/or disease progression while expression of MUC4 and immunosuppressive cells of the tumor microenvironment proliferate to protect the tumor from attack by the patient’s immune system or this can be other diseases such as neurologic and metabolic diseases where chronic inflammation results in innate immune system dysfunction. Our initial focus will be the treatment of cancer, treatment of Alzheimer’s Disease (“AD”), and the treatment of Treatment Resistant Depression (“TRD”). In cancer, we plan to pursue two parallel development programs: (1) with INKmune we will initially focus on treating women with resistant disease relapse refractory ovarian carcinoma and patients with high-risk myelodysplastic syndrome (high risk MDS); (2) with INB03, we will treat patients with cancers that express MUC4, a mucinous polyglucan on the surface of some epithelial cancer cells, that appears to predict resistant to immunotherapy including women with MUC4 expressing HER2+ breast cancer. Our third drug candidate XPro1595 (“XPro"), targets Alzheimer’s Disease and TRD. XPro for AD has completed Phase I trials and is being prepared for Phase II trials. XPro for TRD is being prepared for Phase II trials. During 2021, we closed our Phase II clinical trial for treatment of pulmonary complications due to COVID-19 infection as the Company determined it was a high-risk, low reward program due to the development of vaccinations and therapies which were not available when we started the clinical trial. The principal components of our strategy to achieve this objective are to:

●	pursue development strategies and regulatory approval pathways that allow the treatment of oncology patients with our lead product candidates, INKmune and INB03;

●	pursue development strategies and regulatory approval pathways that allow the treatment of neurodegenerative diseases in patients with our lead product candidates, XPro;

●	adopt a product development strategy that solidifies our existing intellectual property (“IP”) to prevent competition and expand our IP suite into related immunotherapeutic areas;

●	provide clear value propositions to third-party payers, such as managed care companies or government programs like Medicare, to merit reimbursement for our product candidates; and

●	Collaborate with other pharmaceutical companies with respect to, among other things, our INKmune and the DN-TNF platform that includes INB03 and XPro product candidates and other products that will benefit from development or marketing beyond our current resources.

Pursue development and regulatory approval pathways. We believe INKmune, INB03 and XPro may be approvable under pathways that are potentially shorter than those typically available for drug products based on novel active ingredients, including as an orphan drug under the Orphan Drug Act and approval under the Food and Drug Administration (the “FDA”) Accelerated Approval Program (see “Government Regulation”). We have not yet had a discussion with the Medicines and Healthcare Products Regulatory Agency (“MHRA”) and/or FDA regarding such designation, but plan to do so in the future. We believe the INKmune MDS cancer program may qualify for orphan status. We believe that it would take a minimum of six months to receive Orphan Drug status once we submit an application and a minimum of 12 months to receive a designation once we submit an application. We might never have these discussions, submit applications under the Orphan Drug Act as the FDA Accelerated Approval Program or have these applications approved if we do.

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

Provide clear value propositions to third-party payors to merit reimbursement for our product candidates. We are designing our clinical development programs to demonstrate compelling, competitive advantages to patients and prescribers, and to demonstrate value propositions to third-party payors. We believe the use of INKmune and/or INB03 in patients with a high risk of tumor progression and death from tumor should prolong survival, improve the patient’s quality of life and decrease the total cost of care for patients with these lethal malignancies. For example, ovarian cancer patients relapse frequently. Each relapse requires a complex treatment regimen that has decreasing benefits. Treatment with INKmune as an out-patient may provide a more durable remission and limit the need for treatment-associated hospitalizations. At the patient level, we believe INKmune and INB03 therapy, once approved, should improve survival and quality of life. At the payor level, we believe INKmune, once approved, should provide more predictable costs and outcomes. Therapies for Alzheimer’s disease are needed for medical, social and economic reasons. The cost of Alzheimer’s disease to the government is large and growing. The cost to families and care givers is real and burdensome. We believe treatment of patients with dementia, including Alzheimer’s disease, may provide a strategy to alter the costly dynamic of this disease in society today.

Collaborate to maximize the value of our technology. We believe there are two reasons for us to enter collaborations with other companies. The first is the further development of INKmune, INB03 and XPro by either providing additional innovations to the product, including combination therapy strategies, and/or providing resources to improve the speed and breadth of the development process. The second is to optimize the commercialization of our products either globally or regionally. The ideal partner will benefit us in both ways.

We continue to look for ways to utilize our unique capabilities to optimize clinical application of cell therapies. We believe that we have identified a way to manufacture human mesenchymal stem cells for the medical research and biotech community that offers large volumes of high-quality, low passage human umbilical cord mesenchymal stem cells with minimal batch-to-batch variability. We believe this may solve the problem associated with supplying an adequate supply of human mesenchymal stem cells for clinical applications. We have established a reliable supply of human umbilical cords based on our agreement with the Anthony Nolan Cord Blood Bank in the United Kingdom. We have developed a validated manufacturing process that reliably produces contract manufacturer of the clinical grade (“cGMP”) quality mesenchymal stem cells that we call CORDstrom. The manufacturing process can be performed at a contract manufacturing site under the direction of Mark Lowdell, the Company’s CSO. We will seek academic laboratories and biopharma companies who need a reliable source of high quality pooled human umbilical cord mesenchymal stem cells for research of and development of clinical products. Once identified, we plan to act as a cGMP for the development of therapeutic products by utilizing contract manufacturers. Because the production of the product is not continuous, we do not expect to engage a contract manufacturer until we have a customer identified. To date, we are supporting two academic clinical trials with CORDstrom. One program is a Phase 2 trial sponsored by the Great Ormond Street Children’s Hospital in the UK treating children with erythematous bullousa, a disfiguring skin disease in children that is similar to a second degree burn and the second program is treatment of system lupus in adults. Both these studies are ongoing. INmune Bio is supplying the clinical product for treatment of these patients. The Company does not know the results of these trials until they are announced by the principle investigators at the clinical sites. We have identified contract manufacturers in the UK that have the capability to produce cGMP stem cells. We expect the commercial arrangement with academic laboratories or biopharma companies to be a combination of fee-for-service and licensing that does not require additional investment by us. We will be opportunistic in pursuing therapeutic opportunities for our own portfolio with this platform in the future if resources become available. The regulatory path for therapeutic applications of the mesenchymal stem cell products is well established and similar to the regulatory approval process for other cell therapies. We will only be responsible for regulatory compliance related to manufacturing of the mesenchymal stem cells when the product is being developed by a third party. When developing a therapeutic product for the Company’s commercial portfolio, the Company will be responsible for all aspects of the regulatory process.

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

Our Innate Immune Dominant-Negative TNF product candidate

We renamed XPro, which we license from Xencor, to INB03 when it is used for cancer related indications. We will continue to call the drug XPro when used for treatment of neuropsychiatric diseases, including Alzheimer’s disease and TRD discussed below. INB03 and XPro are the same drug with different names for marketing purposes. INB03 is a novel innate immune system check-point inhibitor that we believe decreases expression of MUC4 by the tumor, an important resistance mechanism to immunotherapy, decreases proliferation of MDSC, promotes recruitment of cytotoxic T cells to the TME and may convert immunosuppressive tumor macrophages into tumor phagocytic macrophages. In murine models, these changes make the tumor reverse resistance to treatment with immunotherapy alone or in combination with tyrosine kinase inhibitors (TKI) such a lapatinib. MUC4 expression is increased by sTNF. Resistance to trastuzumab therapy by MUC4 expressing HER2+ breast and gastric cancer cells is driven by steric hinderance. By neutralizing sTNF with INB03, MUC4 expression decreases allow trastuzumab to bind HER2/neu. The mechanism by which combination of INB03 with TKI improves efficacy over TKI alone remains under investigation. By using INB03 as part of combination therapy for cancer, we believe the patient’s dysregulated immune response, a hallmark of cancer progression and resistance to therapy, to be converted to a coordinated immune response that can overcome resistance mechanisms to immunotherapy. These immune responses have been studied in at least two animal models. In a murine model of an inflammatory cancer, where 3-methylcholanthrese is given to mice in a subcutaneous injection that causes the development of multiple cutaneous fibrosarcoma. This model was developed by Y Akamatsu in 1967 while working at the National Cancer Institute of the NIH. In research published by Professor Nikola Vujanovic in Cancer Immunology Research in 2016, treatment with INB03 resulted in smaller and fewer cancers with increased survival. INB03 is an engineered PEGylated protein that neutralizes human soluble TNF, a human inflammatory cytokine that is increased in patients with advanced cancer. By specifically neutralizing the cytokine, there is decreased phosphorylation of STAT3, an essential step required for the proliferation of the MDSC population, and secretion of the immunosuppressive cytokines. The combination of decreased MDSC proliferation and decreased immunosuppressive cytokines allows the immune system to respond to the tumor. This data was published in an article entitled Inhibition of Soluble Tumor Necrosis Factor Prevents Chemically Induced Carcinogenesis in Mice in Cancer Immunology Research in Cancer Immunology Research 2016. In summary, INB03 functions as an innate immune system checkpoint inhibitor by eliminating the population of MDSC that provides an immunosuppressive shield protecting the tumor, the patient’s immune system is able to function normally to the benefit of the patient – it can attack the tumor. TNF plays an important role in breast cancer (Schillaci R, Front. Oncol., 22 April 2020 | https://doi.org/10.3389/fonc.2020.00584). In a murine model of trastuzumab resistant breast cancer using JMIT-1 cells, a human cell line of HER2 positive breast cancer resistant to trastuzumab placed into immunocompromised mice, INB03 downregulates MUC4 from the surface of the JMIT-1 HER2+ breast cancer cells to allow the trastuzumab resistant cells to become trastuzumab sensitive (Figure A from Bruni, NYAS 2020) to decrease tumor growth (from Schillaci SABCS 2018, Figure B). JMIT-1 cells are also resistant to lapatinib, a TKI inhibitor used as a second line therapy in women with trastuzumab resistant HER2+ breast cancer. The addition of INB03 to lapatinib in the animal model reverses lapatinib resistance in part by decreasing expression of MUC4 (from Bruni NYAS 2020, Figure C). In addition to decreasing resistance to trastuzumab by decreasing MUC4 expression, INB03 decreases the immunosuppressive tumor microenvironment (Schillaci SABCS 2018, Bruni NYAS 2020). Recently, Dr. Schillaci reported the MUC4 expressing triple negative breast (TNBC) cancer patients have a worse overall survival. (Schillaci SABCS 2021). These data may be relevant to all tumors that express HER2 or MUC4 including upper gastrointestinal malignancies such as gastric and pancreatic cancer. We believe MUC4 expression is a biomarker of resistance that may dictate changes therapeutic strategy by clinical teams

Because INB03 targets the patient’s immune system and not the tumor, we believe INB03 is an immunotherapy that can be used to treat many types of hematologic malignancies and solid tumors as part of combination therapy. The decision to use INB03 in a patient will be based on biomarkers that should predict that a patient will benefit from treatment with the drug. We believe the ideal biomarker is easy to use and is determined before treatment begins. MUC4 expression by epithelial tumors is an example of this type of biomarker. Our Phase I clinical trial preceded the identification of MUC4 as a biomarker and focused on using INB03 as monotherapy. This is a typical Phase I clinical trial design for first-in-man trials in cancer. We expect to use INB03 as part of combination therapy with approved cancer therapies as part of Phase II development. We do not expect to need to modify INB03 therapy to treat each different type of cancer, because INB03 therapy targets the immune system, not the cancer. We do expect to develop the INB03 beyond Phase II to target a specific type of cancer to meet the current system of regulatory approval. For instance, INB03 may be approved to treat patients with HER2+/MUC4+ breast cancer. To get subsequent approval for the treatment of patients with MUC4+ TNBC or MUC4+ pancreatic cancer, we will need to perform a pivotal trial in patients with TNBC and pancreatic cancer respectively. After the first regulatory approval, if and when achieved, we believe the difficulty and cost of achieving these labels extensions will decline with each successive approval. At this time, we cannot predict if patients without biomarkers of inflammation, elevated MDSC or cytokines, or increased expression of MUC4 will benefit from treatment with INB03. Those studies may be performed in the future, but they are not a priority.

XPro neutralizes soluble TNF in the brain in exactly the same way INB03 neutralizes soluble TNF in the tumor microenvironment but the effects of soluble TNF neutralization in the brain are different. The cause of the destructive neuroinflammation in the brain are microglial and astroglial cells. The glial cell are two of four cells in the neural unit that also includes oligodentrocytes and nerve cells. Activated microglial cells are considered the resident macrophages of the brain. The primary role of microglial cells is to protect the neural unit from infection. When innate immune dysfunction causes chronic inflammation, activated microglial cells produce soluble TNF that activates astrocytes. Activated glial cells cause nerve cell and oligodrocyte dysfunction that results in synaptic pruning, nerve cell death and demyelination of neurons. These pathologies contribute, in part, to neurodegenerative diseases such as AD, Parkinson’s disease, ALS, MS, Huntington’s disease, glaucoma and TBI (traumatic brain injury) may contribute to neuropsychiatric diseases such as depression, bi-polar disease, sleep disorders, autism, schizophrenia and PTSD. In the setting of AD, microglial activation causes dendritic pruning, synaptic dysfunction and nerve cell death that contributes to cognitive decline and the behavioral manifestations of AD including depression, aggressiveness, sleep disorders, hallucinations and anhedonia. Elimination of microglial activation should reverse these symptoms. Because soluble TNF is the apex cytokine in the inflammatory cytokine cascade, neutralization of soluble TNF with XPro should prevent glial activation and normalizes function of the neural unit.

The Company has completed a Phase I trial using XPro to reverse neuroinflammation in patients with Alzheimer’s disease. The trial was performed in Australia and is partially funded by a $1M USD Part-the-Cloud Award from the Alzheimer’s Association. The clinical trial is the first in the Company’s development program for the treatment of dementia. The open label, dose escalation trial in patients with Alzheimer’s disease with biomarkers of peripheral inflammation (one of CRP>1.5mg/L, HgbA1c>6.0, ESR>10sec or have ApoE4) treats the patients with XPro as a once-a-week subcutaneous injection for 3 months. Patients have multiple biomarkers of neuroinflammation tested before and during therapy including soluble biomarkers in blood and cerebral spinal fluid, behavioral biomarkers (neuropsychiatric symptoms of AD) and neuroimaging biomarkers using MRI. The primary goal of this short, open label study is to demonstrate that treatment with XPro decreases neuroinflammation safely and to define the dose of XPro to use in the Phase II trial. Studies of cognitive function are performed on the patients but are not expected to show significant change because of the short duration of the trial and the wide range of disability in patients enrolled in the clinical trial (MMSE range: 24-12). The goal of the planned Phase II trial will be to demonstrate the prolonged control of neuroinflammation in patients with dementia will help control cognitive decline. The Company plans two Phase II trials, one each in mild cognitive impairment (MCI) and mild AD.

The trial enrolled 18 patients at doses of 0.3, 0.6 and 1.0mg/kg given once a week as subcutaneous injection for three months. Patients in the 10mg/kg group were offered extended us of the drug for up to 12 months. Three patients remained on XPro for 12 months. Preliminary data was presented in a webinar on 13 July 2020. Neuroimaging data from six patients were presented in the figure below. In summary, treatment with XPro at either 0.3 or 1.0mg/kg once-a-week as a subcutaneous injection (low and target dose respectively) decreased white matter free water (WMFW) as measured by MRI. WMFW is a validated biomarker of neuroinflammation. Although the number of patients is low, there was a dose response with a greater decrease in WMFW in the target dose compared to the low dose group. An analysis of inflammation in white matter tracts demonstrated a significant decrease in WMFW (40%; range 20-52%) in the arcute fasciculus, a white matter tract important in the control of language and short-term memory (Figure D). These data suggest XPro is decreasing neuroinflammation in patients with Alzheimer’s disease who have biomarkers of peripheral inflammation.

Additional data was presented on January 21, 2021. The goal of the January 21 data release was to show a correlation between the white matter free water, a novel biomarker of inflammation with cerebral spinal fluid (“CSF”) cytokines and chemokine levels, a traditional measure neuroinflammation. CSF cytokine/chemokines were measure in 9 patients before and after 12 weeks of weekly therapy with XPro using a panel from OLINK Target 48 Cytokine (https://www.olink.com/products/olink-target-48-cytokine/), that measures 45 (Figure AD1).

In the 6 patients in the 1mg/kg per week dose, only one cytokine and chemokine, interferon gamma (INFg) did not change in the CSF of patients, the remainder all decreased on average of 15%. Using data from all patients treated for 12 weeks (3 low dose, 6 target dose), a high correlation (R2=.7561) between the white matter free water safe mask and the inflammation composite score is shown in figure AD2. The data analyzed provides evidence that XPro decreases neuroinflammation in patients with Alzheimer’s disease.

We believe these data support the use of XPro to treat other diseases where neuroinflammation is a part of the pathophysiology of the disease. The company studied the consequences of decreasing neuroinflammation in the 6 patients from target dose group (XPro 1mg/kg for 12 weeks) be looking at the CSF proteome using technology for Proteome Sciences using their TMT Calibrator™ platform (https://www.proteomics.com/services/tmtcalibrator-workflow). A large data set of proteins were identified. Early analysis of the data focusing on 26 AD related proteins demonstrated changes in inflammation, neuronal and synaptic proteins caused by decreasing neuroinflammation after treatment with XPro (Figure AD3). The proteome also demonstrated a clear dose response with a greater number of proteins being affected by the target dose compared to low dose XPro therapy (0.3 vs 1.0 mg/kg/week for 12 weeks) (Figure AD4). The CSF proteome data is only partially analyzed. Additional data may result from these ongoing analytics.

The results of the Phase I study demonstrates that XPro safely decreases neuroinflammation in patients with AD who have biomarkers of peripheral inflammation or are ApoE4 positive when given for at least 3 months at the 1mg/kg once a week dose. Decreasing neuroinflammation with XPro appears to decrease neurodegeneration and improve synaptic function and promote remyelination. The biologic characteristics suggests XPro therapy in patients with peripheral biomarkers of inflammation or ApoE4 allele(s) may impact cognitive decline. Although there were anecdotes of improved cognitive function in patients receiving the target dose of XPro, this cannot be verified because the trial was not a blinded, randomized trial. The impact on cognition of controlling neuroinflammation with XPro will be studied in the Phase II programs.

The Company plans two Phase II trials in patients with AD with biomarkers of inflammation. A blinded randomized trial in patients with mild AD plans to enroll 201 patients in a 2:1 ratio (XPro:placebo) at 1mg/kg once a week. Patients will be treated for 6 months. A patient enrichment strategy will be used to ensure patients have neuroinflammation – patients must have at least two of elevated CRP, hemoglobinA1c, ESR or have an ApoE4 allele. The primary end-point is Early/Mild Alzheimer’s Cognitive Composite (EMACC), a sensitive cognitive end-point validated for use in patients with early AD. Secondary cognitive (ADAS-Cog13, CDR-SB and NPI) and functional (GAS, ADCS-ADL) end-points will be measured. Biomarkers of inflammation using white and gray matter analytics measured by MRI DTI similar to those used in the Phase I trial will also be used. All patients will be eligible to continue on XPro for at least 6 additional months. Clinical and MRI metrics will be followed during the extension trial.

The second Phase II trial will be a blinded randomized trial in patients with MCI in which the Company plans to enroll 60 patients in two arms in a 2:1 ratio (1mg/kg/week XPro, placebo). Patients will be treated for 3 months. Patients must have at least one ApoE4 allele to qualify for the trial. The primary end-point is EMACC, a sensitive cognitive end-point validated for use in patients with early AD. Secondary clinical endpoints include the CDR-SB, Cogstate Battery, E-Cog, NPI, and ADCS-ADL. Imaging endpoints of neuroinflammation (White matter free water), white matter integrity (apparent fiber density, radial diffusivity), and gray matter quality (cortical disarray measurement) will be assessed via MRI. Changes in brain metabolism will be assessed via FDG-PET. Additional secondary measures of function include EEG, and speech and language. All patients will be eligible to continue on XPro for at least 9 additional months. Clinical and MRI metrics will be followed during the extension trial.  The Company may amend the clinical trial design from time-to-time to improve the quality of the data or the probability of success.

Effective therapy for TRD is a large unmet need. Twenty percent of patients with a Major Depressive Disorder have TRD. Once third of TRD patients have peripheral biomarkers to inflammation (elevated CRP). This is a large patient population. The role of TNF and anti-TNF therapeutics was explored in a small open label clinical trial by Prof. Andrew Miller, MD of Emory University whereby it was demonstrated that patients which have elevated TNF levels responded to treatment with infliximab (Miller, 2011).

The Company received a $2.9M USD award from the National Institute of Mental Health (“NIMH”) to treat TRD with XPro. The blinded, randomized Phase II trial will use a biomarkers of peripheral inflammation to select patients with TRD for enrollment. Patients will be treated for 6 weeks. Primary end-points include both clinical and neuroimaging measures. The final trial design is ongoing and discussions with the FDA are not complete. The Company anticipates receiving authorization to initiate the clinical trial in the second half of 2022.

INB03 and XPro are delivered as a subcutaneous injection, similar to an insulin treatment, given one to three times per week. Because this is a simple subcutaneous injection similar to an insulin injection (the therapy patients give themselves for treatment of Type 1 diabetes mellitus), we expect patients to administer the therapy to themselves and not require expensive or logistically challenging clinic visits to receive the therapy.

Three step process to preparation for INB03 and XPro for human clinical trials:

Release of INB03 and XPro drug supply

GMP DN-TNF product (INB03 and XPro) are available for clinical development after completion of release testing. The annual process for release testing was completed in February 2018, January 2019, December 2019 and November 2020. The supply of DN-TNF product is limited, but allowed completion of the Phase I study in Alzheimer’s disease and support of patients in the extension study. For future trials, new batches of XPro have been produced. The Company engaged KBI Biopharma to manufacture 6 lots of XPro/INB03 at the Boulder, Colorado facility using the original master cell bank and updated manufacturing process. Two lots have been converted into drug product using the US fill/finish facility of Vetter Pharma. Two of the lots are frozen as drug substance at -80C with a plan to convert to drug product the second half of 2023. The final two lots are frozen as a cell paste with a plan to process to drug substance in during 2023 or 2024 as needed to support the clinical trials. We plan to use a two-step approach to improve the yield of the drug substance from the fermentation process. We hope to improve the yield of the drug product using the existing E.coli based system. Once the new process is validated and functional, we will perform a manufacturing campaign drug for future clinical trials. In the future, the Company may consider a strain change to improve yield of the fermentation step further. The decision for strain improvements and strain change will be made in the future as clinical development programs proceed.

Interaction with Regulatory Authorities Regarding INB03 and XPro Development

We have completed a Phase I trial with INB03 in oncology and a Phase I trial with XPro in patients with Alzheimer’s disease. The Phase II program with Alzheimer’s disease will start first half 2022. The Phase I trial with XPro in patients with Alzheimer’s disease is performed in Australia under the regulatory authority of the TGA using the Clinical Trials Exemption (“CTX”) scheme. Our first interaction with the regulatory body occurred in March 2018. The Company received approval to initiate the Phase I trial with INB03 in patients with advanced solid tumors on May 21, 2018. The second interaction with the regulatory body occurred in March 2019. The Company received approval to initiate the Phase I trial with XPro in patients with Alzheimer’s disease in May 2019 and received authorization to start the Phase II trial in patients with mild AD on January 5, 2022. Our first interaction with the FDA occurred in July 2020 as part of the Phase II Quellor program to treat respiratory failure in patients hospitalized with COVID19 infection. We plan to complete the regulatory process for the Phase II clinical trials in patients with Alzheimer’s disease and Phase II TRD clinical trials with the FDA during the first half of 2022.

INB03 Product Development Path: Proposed Phase II Studies in patients with cancer

Phase I open label study in patients with advance solid tumors has been completed. All future studies cancer will use INB03 as part of combination therapy. Based on the results of the Phase I study and work performed and reported by Prof. Roxana Schillaci, we are planning a study of INB03 in combination with currently approved second line therapy for treatment of tumors that express MUC4. This may include a study in women with trastuzumab resistant HER2+ metastatic breast cancer where primary or secondary resistance to trastuzumab is common and may include women with brain metastasis. Alternatively, the Phase II trial may include women with MUC4+ TNBC or patients with MUC4+/HER2+ gastric cancer or MUC4+ pancreatic cancer. These trials will not be initiated until the COVID-19 pandemic has run its course. We do not expect to treat patients in an oncology INB03 Phase II trial with INB03 before 2023. Pre-clinical studies of INB03 in MUC4 expressing tumors continue.

INB03 Registration Studies and/or Partnering

We plan to pursue an efficient registration strategy using INB03 to improve the lives of patients with cancer and biomarkers of inflammation such as MUC4. We believe that this strategy has use across many types of solid tumors including patients who have failed CPI, tyrosine kinase inhibitors (“TKI”) and anti-cancer antibody therapy such as trastuzumab monoclonal antibodies and trastuzumab based antibody drug conjugates. We have an active partnering position as it relates to INB03 development in cancer, although no partnering discussion are underway at this time. We do not expect partnering discussions to begin until Phase II data demonstrating efficacy of INB03 as part of combination therapy for cancer are available.

Our INB03 platform can be used in cancer patients in many ways. The Phase I trial suggests the drug should not be used alone to treat cancer but used in combination with, but not limited to, other cancer therapies including cytotoxic chemotherapy, immunotherapy, radiation and surgery. We believe that INB03 can also be used to treat many types of hematologic and epithelial cancers.

INB03 and XPro Regulatory Strategy

Drugs from the DN-TNF platform will be developed using adequately powered, well designed studies with the goal to demonstrate a meaningful clinical benefit to patients. Beyond Phase I, these will be blinded, randomized clinical trials using validated end-points that have been authorized by a regulatory authority – the FDA, TGA, MHRA, EMA, etc. Currently, all planned studies will be performed in North America, AUS and/or the UK. Studies will be expanded to Europe and beyond as resources permit and development needs expand. Because there are no therapies similar to INB03 or XPro approved in any market and no therapies approved for the treatment of the diseases we are pursuing, we plan to take advantage of the regulatory opportunities afforded to therapies that treat markets with a high unmet need. In the U.S., this includes Orphan Drug Designation and expedited programs for approval including Accelerated Approval, Breakthrough Therapy Designation, Fast Track Designation, and priority review (see “Government Regulation”), and in the setting of COVID-19, Emergency Use Authorization. We cannot predict which, if any, of these programs we will benefit from without further discussions with the FDA. Similar programs exist in the EU with the EMA. We will engage the EMA once we have initiated Phase II trials in the United States and Australia.

Immunotherapy for Treatment of Alzheimer’s Disease

XPro is being developed for the treatment of Alzheimer’s disease. Microglial activation and neuroinflammation are important causes of the synaptic dysfunction and nerve cell death that causes cognitive decline in patient with dementia and Alzheimer’s disease. The relationship between β amyloid plaques and tau neurofibrillary tangles, the traditional targets in AD drug development and neuroinflammation is complex. We believe targeting plaques and tangles is not an effective treatment strategy, but that targeting neuroinflammation, the common pathway leading to synaptic dysfunction and nerve cell death, may be an effective treatment strategy. Substantial pre-clinical data supports the use of XPro in murine models of AD. Substantial indirect data supports use of XPro in humans including a decreased risk of AD in patients treated with non-selective TNF inhibitors for rheumatoid arthritis and treatment using direct injection into paraspinous venous plexus. Because of different mechanism of action of XPro compared to the non-selective TNF inhibitors, we expect a lower risk of immunosuppression and demyelinating complications such as multiple sclerosis (MS). The Company reported preliminary data on July 13, 2020 and January 21, 2021 supporting the use of XPro to decrease neuroinflammation in patients with Alzheimer’s disease and biomarkers of peripheral inflammation (see above).

We completed enrollment of patients into an open label, biomarker directed, Phase I clinical trial in AUS that approaches AD as an immunologic disease. Patients with dementia with the diagnosis of AD with biomarkers of chronic inflammation that includes at least one of a hs-CRP>1.5 mg/L, a ESR>10 mm/h, a HbgA1C>6.0% or are ApoE4 positive will be treated with XPro for 12 weeks. Three dosing cohorts were preformed – 0.3, 0.6 and 1.0 mg per week as a subcutaneous injection. Patients had multiple inflammatory biomarkers test before therapy, at 6 weeks and at 12 weeks. Biomarkers were reported in blood and cerebral spinal fluid, MRI measures of white matter tract neuroinflammation, axonal quality and axon myelin, and MRI measures of gray matter quality after XPro therapy. Cognitive end-points were not the focus of the Phase 1 clinical trial because of the wide range of disease severity enrolled and lack of a placebo group. Patients enrolled in the Phase I trial had MMSE ranging from 24 to 12. This wide range of disease severity at the time of enrollment and the lack of a blinded concurrent control group did not allow for determination of cognitive benefit beyond several anecdotal reports. The first patient was enrolled in the low dose 0.3mg/kg/week cohort in the last week of November 2019. The Safety Review Committee met by teleconference on January 7, 2020 to review the course of the patients in the first cohort and voted to open the second cohort, 1.0mg/kg/week, to enrollment. The first patients were enrolled in the cohort the second week of February 2020. Based on preliminary data released on July 13, 2020 and January 21, 2021, we closed after completion of a 0.6mg/kg treatment group. We canceled plans to treat patients with 3.0mg/kg. The data from the Phase I trial allow the Company to choose a design the Phase II trials described above.

XPro Registration Studies and/or Partnering

We plan to aggressively pursue an efficient registration strategy using XPro to improve the lives of patients with ADi. We define ADi as Alzheimer’s disease with biomarkers of inflammation. We believe ADi is not the only indication for XPro in neurodegenerative and neuropsychiatric diseases. We plan to pursue other indications in neurodegenerative diseases as resources become available. We have received NIMH funding to support a Phase II TRD program that hopes to start patient enrollment in the second half of 2022. We have an active partnering position as it relates to XPro development in neurodegenerative and neuropshyciatric diseases, although no partnering discussion are underway at this time. There are two partnering opportunities with this novel immunotherapy for the treatment of neurologic and psychiatric diseases. The first is a traditional partnership focused on the developing the drug for all neurodegenerative and neuropsychiatric applications. The second is a more focused partnership developing XPro as part of a combination therapy for a company’s existing therapy. After completion of proof-of-concept Phase II studies, we will decide what the most efficient registration strategy is available to the company with XPro. We may to have biopharma partners participate in this decision making. We may also seek to be acquired at this stage.

INKmune: Our NK cell Directed Product Candidate

INKmune is our lead product candidate that converts the patient’s resting NK cells into cancer memory like NK cells, an essential step to allow them to participate in the immune control the patient’s cancer. We have shown this works ex vivo in human tissue cell cultures, and we believe that this will work in vivo which is the purpose of our planned clinical trials.

Cancers grow and relapse because they evade the immune system. In many cancers, NK cells are the most important cell for the elimination of residual disease that causes cancer relapse. NK cells target cells based on a series of complex antigens on the cancer cell surface that signal the NK cells to activate and kill the cancer cell. NK cells develop a memory like NK cell phenotype to enhance killing of cancer cells. This phenotype requires multiple simultaneous signals to be delivered to the NK cells. A cocktail of three cytokines, IL12, IL15 and IL18 can be used to convert a resting NK cell to cytokine induced memory like NK cells (CIML) [Fehneger 2016 ] or by INKmune priming with INB16 (TpNK – tumor primed NK cells). Although the intracellular biology if these two strategies has yet to be worked out, they do not appear to be identical. In summary, INKmune converts resting NK cells in to tumor killing memory like NK cells. (Figure 1 below).

The ability of NK cells to kill tumor cells depends on the strength and duration of the cell-cell interaction. This is call avidity. The higher the avidity the greater the tumor cell killing. Cytokine stimulation may increase avidity of NK binding to some cancer cells whereas, in all experiments to date, INKmune priming enhances NK binding to all cancer cells tested. The relative increase in avidity to specific cancer cells is cytokine specific; as shown below, IL15 increases NK avidity for the ovarian cancer line SKOV-3 whereas IL2 has a limited effect. IL15 primed NK cells lyse SKOV-3 cells whereas IL2 primed NK do not. INKmune primed NK (TpNK) showed the highest avidity for the tumor cells and the highest level of cytotoxicity. It is likely that the use of multiple cytokines will achieve the same level of avidity and cytotoxicity as INKmune but studies with multiple cytokines have not yet been performed (Figure below).

We have demonstrated TpNK killing of many tumor types in laboratory studies. Tumor priming is effective regardless of the source of the NK cells (normal volunteers or patients with cancer) and in many types of tumors – both cell lines and primary tumors from patients. The principle of TpNK killing has also been demonstrated in two Phase I trials in patient with acute myelogenous leukemia (“AML”). These trials were not supported by us and used a first-generation personalized cell therapy product and treatment strategy that is different from the INKmune product and treatment strategy. In these trials, haplo-identical NK cells obtained from a first degree relative by leukapheresis were primed ex-vivo using a lysate of the parent cell line from which we derived INB16 - INKmune. Once the TpNK therapy has been produced and passed quality testing, the patient received conditioning therapy with chemotherapy (cyclophosphamide and fludarabine), the primed haplo-identical NK cells were given to patients by intravenous infusion. Two Phase I clinical trials have been performed using that first-generation adoptive cell therapy treatment strategy. An investigator initiated trial performed at the Royal Free Hospital in London 2009 was funded by a UK charity. Fifteen patients with relapsed, high-risk AML were enrolled in the trial. Because of drop-out due to disease progression, delays in product production and complications of conditioning therapy, only 7 of the fifteen patients were treated with the TpNK cell product. Four of seven patients showed clear benefit from the treatment with the TpNK product with prolonged relapse free remission and, in one patient, conversion of a partial remission to full remission. None of the remissions were durable; all patients ultimately died from disease progression. The safety of the product was found to be a combination of toxicity from the chemotherapy/radiotherapy conditioning regimen and the TpNK therapy. In general, the complications were well tolerated although did require medical intervention including prolonged periods of aplasia in two heavily pretreated patients that resolved with supportive care. The results of this study have been published in a medical journal (PLoS One. 2015 Jun 10;10(6):e0123416. doi: 10.1371/journal.pone.0123416. eCollection 2015). In 2013, a second open label, multi-center trial was performed in the US using the same product and procedures but targeting a slightly different patient population. In the second trial, 12 patients in first remission with AML were treated with the haplo-identical TpNK product produced using the first generation ex-vivo priming process. After conditioning with chemotherapy alone, the patients received TpNK in three dosing cohorts – 3x10^5, 1x10^6 or 3x10^6 TpNK per kilogram. Patients were followed for safety and relapse free survival. This trial confirmed the safety of the TpNK treatment in patients with AML and reinforced many of the efficacy findings seen in the first trial with none of the previously experienced side effects. Patients benefited from haplo-identical TpNK therapy with prolonged relapse free survival including two patients that remain in remission more than 42 months after treatment. This trial has been published. (Biol Blood Marrow Transplant. 2018 Mar 26. pii: S1083-8791(18)30132-0. doi: 10.1016/j.bbmt.2018.03.019.) The results of the laboratory and Phase I studies provide evidence that our strategy for treating residual disease is sensible but unproven.

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

Three step process to preparation for INKmune human clinical trials:

INKmune GMP scale-up for Phase I/II clinical material

The working cell banks and individual INKmune product to be used in the patients for the clinical trial have been produced at the Centre for Cell, Gene & Tissue Therapeutics at Royal Free Hospital / University College London to full cGMP (MHRA MIA(IMP)11149). All manufacturing has been under the direction of Professor Mark Lowdell. The Company can produce enough INKmune to complete both Phase I clinical trials in women with ovarian cancer and in patients with high-risk MDS. We have validated storage of INKmune for up over 3 years in vapor phase nitrogen and have a fully scalable, closed system manufacturing process in validation which can produce up to 6 patient doses per week during phase I and II trials. At intermediate scale we can manufacture 40 doses per week in a single 80 liter bioreactor. Importantly, we have validated the storage of INKmune at -80oC for up to 27 days which greatly facilitates the delivery and local storage of the drug for clinical trials and post commercialization use. In contrast, as far as we know all other NK cell therapies and T cell therapies require complex shipping of drug products in vapor phase nitrogen below -150oC and specialized arrangements for ongoing storage at the clinical sites. We may need additional INKmune for future clinical trials.

INKmune Biomarker Development Program

We have discovered two biomarker strategies that we believe can be used to demonstrate: i) who should receive INKmune therapy; ii) if the INKmune therapy is working; and iii) when INKmune therapy should be repeated. For the initial Phase I/II trials in patients with ovarian cancer and high-risk MDS, we expect the biomarker testing will be performed in a single laboratory under our direction. We may develop training programs for our standard operating procedures to ensure uniform testing of the biomarkers to facilitate expansion of the clinical programs to multiple sites. We anticipate that, in the future, the biomarker program may be a surrogate marker for both clinical effectiveness and marketing purposes.

Interaction with Regulatory Authorities Regarding INKmune Development

The INKmune Phase I studies in high-risk MDS and ovarian cancer will be performed in the UK and US. We met with the Medicines and Healthcare Products Regulatory Agency (“MHRA”), the UK version of the FDA as part of a Scientific Advice Meetings in preparation for submitting the CTA for our first planned program. The purpose of the meeting was to explain to the MHRA our manufacturing process and clinical plan for the development of INKmune in a Phase I relapse/refractory ovarian cancer. We plan to expand the MDS program beyond the UK. This may include sites in the EU and the US. We will need to work with the relevant regulatory authorities as we make those expansions. We will seek regulatory approval to start the ovarian cancer program in the US after the first cohort of patients have been treated in the UK.

INKmune Product Development Path Proposed Phase I Study in patients with ovarian cancer

Pending the resolution of the COVID-19 pandemic in 2022, we plan to initiate an open label Phase I cancer study in patients with ovarian carcinoma. Patients will be enrolled who have a low burden of relapse refractory disease and have peripheral blood or ascites NK cells which can respond to INKmune in a laboratory test on NK function. The study design agreed upon after discussion with the MHRA on September 12, 2017 was for a two-step Phase I/II study but this has been modified to an classic Phase I study followed by a randomized phase II. At present we anticipate the Phase I to be performed under the modified CTA at a single UK site, Sheffield University Hospital. We expect to initiate trial by the third quarter of 2022. In the Phase I trial, women with relapse refractory ovarian cancer will be treated with INKmune, given as an intravenous infusion in a traditional open label study to demonstrate safety and determine the dose of INKmune to be carried into the larger Phase II portion of the study. Based on pre-clinical studies that indicate that women with relapsed/refractory ovarian cancer have NK cells in their peritoneal cavity that response to INKmune to kill SKOV3, an NK-resistant ovarian cell line, we believe intravenous delivery of INKmune will be therapeutically effective in treating intra-peritoneal disease. The key secondary efficacy end-points to be studied are i) increased NK cell priming as determined by multicolor flow cytometry of NK cells from the patient; ii) increased NK cell killing of SKOV3 tumor in a bioassay as shown in Figure 2 below; and iii) a decrease in tumor burden as measured by CA125 levels in the blood. Once safety and the optimal INKmune dose have been determined, a randomized study of women treated with INKmune will be compared to a group of control patients who receive only standard of care. We expect to treat six patients in the Phase I portion of the trial, but this number can increase by as many as 18.

INKmune Product Development Path Proposed Phase I Study in patients with high-risk MDS

During 2021, we initiated an open label Phase I cancer study in patients with high-risk myelodysplastic syndrome (“MDS”). Patients are being enrolled who have a low burden of disease after completion of conventional therapy. At present we anticipate the Phase I to be performed at two sites UK site and will expand into additional sites in EU and/or US during 2022. The first patients was enrolled in the first quarter of 2021. In the Phase I trial, patients with detectable residual disease in bone marrow and/or peripheral blood (<15% blasts by conventional tests) will be treated with intravenous infusions of INKmune and monitored for changes in peripheral blood NK activation, NK function and changes in residual blast counts in blood and bone marrow. We and others have previously shown that MDS patients with inadequate NK function have statistically significantly poorer prognosis than matched patients with normal levels of NK function (Tsirogianni et al 2019) and we have shown in laboratory experiments that the functional activity of NK cells from MDS patients can be enhanced by exposure to INKmune. Moreover, INKmune-primed NK cells are not inhibited by the hypoxic conditions of the diseased bone marrow microenvironment.

The first patient was treated in the second quarter of 2021. The patient is now more than 6 months out from therapy with INKmune. The patient, part of the first cohort, received 1x10^8 INKmune cells on day 1,8 and 15 as an in-patient. The patient did not require any type of conditioning therapy or cytokine support. The patient tolerated the three infusions without any problems. The patient underwent intensive monitoring over 120 days. There are 4 observations from this first patient. The patient has dramatically increased the number of activated, “memory-like” NK cells in circulation. Memory-like NK cells (mlNK) are activated NK cells with a unique cell surface protein phenotype and which show enhanced lysis of tumor cell in vitro. Post treatment with INKmune, elevated levels of mlNK cells were present in the patients in the peripheral blood for more than 119 days when trial follow-up ceased. The patient mlNK actively kill NK resistant cancer targets in vitro. Finally, the patient has had a significant clinical improvement with a reduction of his ECOG score from 2 to 0 and a significant reduction in blood product support.

Two compassionate use cases have also been treated. Both were young patients with AML who had failed previous hematopoietic stem cell transplants (HSCT). The first compassionate-treatment patient showed such improved neutrophil and platelet counts that she was discharged from hospital for the first time in six months. She remains well and at home three months under the care of her clinical team. The second patient treated compassionately had failed two high risk HSCT and entered the course of INKmune therapy with high percentage of blasts in his bone marrow. His blood NK cells responded in differentiation into mlNK as hoped but it is too early to determine if INKmune has provide any clinical benefit.

Because both INKmune programs are being run in the UK, delays due to the COVID-19 pandemic continues to delay enrolment into the MDS clinical trial and is delaying site initiation for the ovarian cancer trial.

INKmune Registration Studies and/or Partnering

After completion of proof-of-concept Phase II studies with INKmune, we will decide whether to continue to develop INKmune as a treatment for ovarian carcinoma indication and/or high risk MDS. Other solid cancers are of interest including nasopharyngeal cancer (“NPC”) which is a known target for NK cells and an important unmet clinical need in emerging markets such as mainland China. Renal cell carcinoma is also a known target for INKmune. We expect to have biopharma partners participate in this decision. We may also seek to be acquired at this stage or partner INKmune. Although our development strategy is focused on North America and Europe, we believe INKmune will also be attractive for markets on the Pacific Rim, South Asia and South America, but will wait for partners to help with the development in those regions, however, at this time, we are not negotiating with any potential partners.

Importantly, we have published data demonstrating INKmune efficacy at priming allogeneic NK cells ex-vivo (described above) and this includes priming of NK cells differentiated from cord-blood derived hematopoietic stem cells (Domogala et al Cytotherapy 2017: 19:710-720). Numerous companies are developing therapeutic strategies using cord blood derived NK cell products and one or more may wish to partner with us to potentiate their product by co-incubation or co-administration with INKmune. We are also aware of companies developing cytokine primed NK cells (CIML) for the treatment of cancer. We believe tumor primed NK cells are superior to ex vivo or in vivo cytokine strategies. Data to support this belief should be presented in 2022.

INKmune Regulatory Strategy

INKmune is a new therapy for the treatment of cancer that will need to be proven safe and effective by well-designed clinical trials that show a meaningful clinical benefit to patients. We believe that registration trials will need to be designed as randomized trials in patients with cancer where one group of patients received INKmune and another receive best available care. We received advice from the MHRA on September 12, 2017 on the design the Phase I clinical trial for ovarian cancer. And have used that advice to plan both current phase I trials. We plan to initiate the Phase I trials with INKmune in the United Kingdom under two clinical trials authorizations (“CTA”) – one for each indication. Both trials will be expanded to sites in the US after opening of an IND. We expect those IND’s to be open by the end of 2022. If either phase I elicits “positive” data we plan to open one or more Phase II programs to additional sites in the United Kingdom, EU and/or US. For each regulatory jurisdiction outside of the UK, the competent regulatory authority will need to be engaged. In the US, that is the FDA. In the EU, it will be the country specific regulatory authority. These follow-on regulatory submissions will include data from the patients treated in the UK in the clinical trials or as part of compassionate use. Because there are no therapies similar to INKmune approved in any market, we plan to take advantage of the regulatory opportunities afforded to therapies that treat small markets with a high unmet need. In the U.S., this includes Orphan Drug Designation and expedited programs for approval including Accelerated Approval, Breakthrough Therapy Designation, Fast Track Designation, and priority review (see “Government Regulation”). We cannot predict which of these programs we will benefit from, if any at all, without further discussions with the FDA. Similar programs exist in the EU with the European Medicines Agencies (“EMA”) and in the UK with the MHRA.

Emerging Market Opportunity

The cancer therapy market is large, diverse and competitive. Although the concept of immunotherapy with monoclonal antibodies has been around for more than 20 years, the concept that patient derived immunosuppressive factors was a barrier to effective cancer treatment was recently recognized and had its first therapy approved just four years ago (ipilimumab, Yervoy, BMS, March 2011). Since then, more than five additional “check point” inhibitors have been approved, but the market is in its infancy. Most of the focus on strategies for modulating tumor-based immunosuppression focus is on the adaptive immune system (“T-cells”). The role of, and the importance of manipulating the innate immune system has more recently become a target of therapeutic development. NK cells are part of the innate immune system and are critical in both tumor surveillance (prevention) and treatment (killing). MDSCs and Tumor Associated Macrophages (TAM) are part of the innate immune system that only appear in the TME of patients with cancer. The main role of the MDSC and TAM is to protect the tumor from attack by the patient’s immune system. Because T-cell focused strategies do not have an effect on the innate immune system, patient’s receiving such treatments may fail to recruit half of the patient’s immune system, the innate immune system, to attack the patient’s cancer. Clinicians increasingly recognize that durable responses to cancer require a coordinated attack by the patient’s adaptive and innate immune system. Normalizing the response of the innate immune system requires eliminating the dysregulated innate immune response that decreases the patient’s ability to see and attack the cancer as well as mechanisms the protect the cancer from immunologic attack (effector and protector function respectively). INKmune primes NK cells to enable them to attack the tumor. INB03, by decreasing the immunosuppressive function of MDSC and TAM, will lessen the immunosuppressive shield that protects the tumor from immunologic attack and, through NK/DC crosstalk, recruit the adaptive immune system to the fight and potentially increase local innate anti-tumor effects such as improved NK cell function and anti-tumor macrophage phagocytic activity.

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

According to a recent Markets and Markets report, the immunotherapy market is growing rapidly at an annual rate of over 13%. Recently, the market is biased towards T cell-based immunotherapies including bi-specific antibody therapies, checkpoint inhibitors and CAR-T cell-based therapies. There are substantial numbers of clinical trials that are focused on the adaptive immune system versus clinical trials that are focused on the innate immune system for the treatment of cancer. Our challenge will be to educate partners on the value of NK cell-based therapeutic strategies. The need to educate people of the importance of INB03 is equally challenging. At the academic and investor level, there is little recognition of the role MUC4 plays in causing resistance to immunotherapy. The concept of adding a drug to modify the immunosuppressive environment of the TME to allow immunotherapy to be effective is also new. We will be responsible for educating them on the importance of MUC4 expression, TAM, MDSC and why INB03 may be an important addition to the oncologist’s armamentarium. We believe educating investors and partners about new therapeutic opportunities is an easier task than trying to differentiate our company from the many other cancer immunotherapy companies. We plan to use a combination of publication, presentation and investor relations to promote INKmune and INB03 and to educate the clinical, biopharma and investor community on the value of these novel therapeutic approaches.

DN-TNF Competition

To our knowledge, there are no other innate immune system check-point inhibitors in development that combine the characteristics of neutralizing soluble TNF, decreasing the population and function of MDSC while promoting NK/DC crosstalk that expands, decreases expression of MUC4 and recruits the adaptive immune response to attack the patient’s tumor. Lilly is developing LY3022855, a human IgG1 monoclonal antibody designed to target the CSF1R that should inhibit MDSC from receiving CSF1 signals, decreasing their survival and relieving the effect of MDSC in the tumor. Daiichi Sankyo Inc., in collaboration with Bristol Myers Squibb, is testing DS-8273a, a TRIAL-R2 agonistic antibody in combination with a PDL1 inhibitor to decrease the number of MDSC in patients with colorectal cancer. Rgenix Inc., is developing RGX-104, an orally bioavailable small molecule immunotherapy that targets LXR (liver X Receptor). RGX-104 reportedly depletes MDSC. Syntrix Biosystems is developing SX-682. SX-682 is a small-molecule dual-inhibitor of CXCR1 and CXCR2, the chemokine receptors pivotal to tumor metastasis, therapy-resistance, and myeloid cell suppression of cancer surveillance by the adaptive immune system. By blocking the CXCR1/2 pathway, SX-682 may prevent recruitment of MDSC to the tumor microenvironment. The University of Minnesota has a trivalent antibody program aimed at treating patients with advanced hematologic malignancies. This CD16/IL-15/CD33 (161533) Tri-Specific Killer Engagers (TriKes) product may target CD33+ MDSC. Siamab Therapeutics is developing an anti-sialyl-Tn monoclonal antibody that targets MDSC in some tumor types. Clathera Biosciences, in collaboration with Incyte, a US based biotech, is developing CB-1158 (INCB01158), an arginase inhibitor to decreases MDSC. A Phase II clinical trial is open that combines CB-1158 with nivolumab, an anti-PD1 CPI marketed by Bristol Myers Squib. Reata Pharmaceuticals is testing omaveloxolone (RTA 408) in the phase Ib/II REVEAL trial in combination with either ipilimumab (Yervoy) or nivolumab (Opdivo) in patients with advanced unresectable or metastatic melanoma. Currently approved non-selective TNF inhibitors, infliximab, etanercept, adalimumab and others, are not considered direct competitors of INB03 in the treatment of cancer because of their mechanism of action and safety side effects. Non- selective TNF inhibitors block the function of both sTNF and tmTNF. Blockade of tmTNF is immunosuppressive increasing the risk of infection and cancer in patients. This is shown in Figure 3 below where maintaining function to tmTNF by genetic or pharmacologic means results in an immunocompetent animal that can protect itself against infection. Blockade or knock-out of both sTNF and tmTNF results in death from infection.

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

We are not aware of any approved treatments that are classified as NK cell therapies. We are aware of public companies in the NK cell therapy business such as Century Therapeutics, Immunity Bio, Nkarta, Fate Therapeutics, Glycostem and others. These companies are developing products that involve replacing or supplementing NK cells of the patient for the treatment cancer. Their product requires extensive ex-vivo cell manipulations which, with respect to Century Therapeutics and Fate Therapeutics, may include gene therapy. The next larger group of companies are in the personalized immuno-oncology business with products focused on T cell activation strategies. The most popular are the CAR-T cell therapies which are a patient specific ex-vivo gene therapy approach to a single disease (for example: pediatric ALL). CAR-T therapy has become wildly popular of late and includes many private companies, newer public companies such as Bluebird, Juno Therapeutics and Mustang Bio as well as established companies such as Novartis and Gilead. For many of the companies, CAR-T cell therapies is their only business. For the latter two, CAR-T cell therapies is a newly in-licensed program with marketing authorization in the US. Finally, the precision immune-oncology category also includes companies with anti-cancer antibody products and the newer “check-point” inhibitors. Antibody therapies are all about “illuminating” the cancer to the innate immune system (NK cells). Monoclonal antibodies were the original immunotherapy that drove the growth of well-known biopharma companies including Genentech/Roche, Amgen, Merck and others. Each of these products is disease specific (ie: treat only HER2+ breast cancer). Modern therapeutic antibodies are much more complicated bi-specific and tri-specific antibodies that attempt to connect the cancer with activated T-cells of the adaptive immune system. Check-point inhibitors are currently the most rapidly expanding product category in immuno-oncology. These CTLA-4 (ipilimumab) and PD-1 inhibitors (pembrolizumab and nivolumab) specifically block a mechanism that shields cancers from T-cell killing. The two companies in this business are Merck (pembrolizumab) and GSK (ipilimumab and nivolumab). There are many others trying to join this promising therapeutic area including large companies such as BMS and Roche.

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

Intellectual Property

We seek to protect our therapeutic programs by continuously developing patent properties covering novel compositions, formulations, purpose-limited compositions, combination treatments, methods of medical treatment, and other inventions, whether created internally or in-licensed, in the United States Patent & Trademark Office (the “USPTO”), the World Intellectual Property Organization (“WIPO”) under the Patent Cooperation Treaty (“PCT”), and in patent offices for various foreign jurisdictions. While each invention is unique and territories for protection are decided on a case-by-case basis, we generally pursue patents in Australia, Canada, Europe, Japan, and the United States, and sometimes in Brazil, China and/or Korea. We currently have in our portfolio eleven (11) issued patents and forty-seven (47) pending patent applications, including both company-owned and in-licensed properties. The following sections and corresponding tables summarize, for each of our current therapeutic programs, our pending and granted patent positions, to the extent publicly available, as of the time of preparing this document:

DN-TNF Platform Technology (Oncology, Central Nervous System Disorders, Acute and Chronic Peripheral Diseases)

The DN-TNF Platform Technology covers a variety of dominant negative tumor necrosis factor (“DN-TNF”) variant proteins, including the pegylated DN-TNF protein variants known as XPro, INB03, LIVNate. These DN-TNF protein variants can be considered a platform technology for treating the underlying immune dysfunction associated with many disease manifestations. Unlike approved anti-TNF therapeutics, DNTNF selectively targets and neutralizes soluble TNF, and is therefore not immunosuppressive. Additionally, XPro has been shown to cross the blood brain barrier after peripheral administration, making it attractive for use in treating CNS disorders. The following table summarizes current IP covering our DN-TNF Platform Technology:

Subject Matter / Compound	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
DNTNF compositions and formulations	2	4	global	2024-2041
Use of DNTNF for treating disease	31	3	global	2033-2041

INB-16 / INKmune (Oncology)

INKmune is a replication-incompetent derivative of our proprietary INB-16 cell line. One commercial application of INKmune includes use as a therapeutic composition designed to enhance the ability of a patient’s own NK cells to seek, recognize and eliminate cancer. Another commercial application of INKmune includes use as a cytokine-like (“pseudokine”) agent for enhancing NK cell killing specificity, potency, and efficacy of NK cell -based therapeutics. INKmune, as a therapeutic, is intended for provision as an I.V. -infused product containing replication-incompetent bio substrate units, each of which is adapted to present an aggregate of protein ligands and/or receptors to a patient’s own NK cells, in vivo. Upon contacting the patient’s NK cells, INKmune converts resting NK cells into what we call “primed” NK cells (“pNKs”). Data suggests that pNKs demonstrate enhanced killing of tumor cells, thus INKmune may indirectly improve a patient’s own immune response to cancer. As a pseudokine agent, INKmune can be used to contact the NK cells of an NK cell therapeutic product in vitro, e.g., during manufacturing, for enhancing characteristics of the NK cell therapeutic and rendering an improved product. The following table summarizes current IP covering INB-16 / INKmune:

Subject Matter / Compound	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
INB-16 / INKmune compositions	2	0	global	2036-2040
Use of INKmune for treating disease	10	4	global	2036-2040
Use of INKmune for enhancing NK cell therapeutics	2	0	global	2036-2040

General IP Disclosures

Our commercial success depends in part on obtaining and maintaining patent and trade secret protections, where applicable, of our current and future product candidates and the methods used to manufacture them, as well as successfully defending our patents against third-party challenges.

Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities, and whether we are able to enforce such rights. We cannot assure you that our pending patent applications will result in issued patents, or that any or all rights will be enforceable in every jurisdiction whether or not patent rights are sought.

International PCT patent applications cover all 152 nations which are signatories of the PCT. However, our global IP strategy generally targets Australia, Canada, Europe, Japan, and the United States, and sometimes Brazil, China and/or Korea, as targets for extending patent protection under the PCT. Decisions regarding which countries to extend patent coverage under the PCT is taken on a case-by-case basis, subject to normal business considerations such as value and return on investment. Given the markets for products we are developing, we consider the foregoing jurisdictions to amount to “global” coverage as used herein as it relates to IP.

The above disclosures related to patents and patent applications are subject to change based on strategic patent portfolio building decisions, which may include refiling and reissue, certain abandonments, including those in favor of continuing patent applications, maturations from provisional to non-provisional filings, and other regular patent prosecution activities.

Trademarks

The designations INMUNE BIOTM, INB16TM, INKmuneTM, PSEUDOKINETM, and XProTM are trademarks of INmune Bio, Inc. Some or all of these trademarks may be protected by applications pending at the USPTO and other trademark registration authorities globally. As part of the trademark registration process, we may be required to submit a statement of use evidencing bona fide use of each mark in commerce. By nature of being in the biopharmaceutical business, certain regulatory requirements must be met in connection with certain products and/or services prior to receiving marketing authorization from a regulatory agency, and thus it may take some time before products and/or services are offered for sale and a statement of use can be submitted for perfecting trademark registration. For these reasons, we may be required to obtain extensions of time, or to refile applications, seeking registration of trademarks. We cannot guarantee that a given trademark application will be allowed or issued in a respective office for each jurisdiction.

IP License Agreements

Immune Ventures, LLC License Agreement

On October 29, 2015, the Company entered into an exclusive license agreement (the “INKmune License Agreement”) with Immune Ventures, LLC (“Immune Ventures”). Pursuant to the INKmune License Agreement, we were granted an exclusive worldwide, sub-licensable, royalty-bearing license to commercialize INKmune (the “INKmune License”). In consideration for the INKmune License, we are obligated to pay Immune Ventures certain milestone and royalty payments.

The term of the Immune Ventures Agreement began on October 29, 2015 and, if not terminated sooner pursuant to the agreement, ends on a country-by-country basis on the date of the expiration of the last to expire patent rights where patent rights exists. Subject to granting, prosecution-related patent term adjustments, and requirements for maintenance and renewals, the latest to expire patent is scheduled to expire on March 15, 2038 (“Natural Expiration”). Upon Natural Expiration of the Immune Ventures Agreement, we shall have a fully paid up, perpetual, royalty-free license without further obligation to Immune Ventures. The Immune Ventures Agreement can be terminated by Immune Ventures if, after 60 days from our receipt of notice that we have not made a payment under the Immune Ventures Agreement we still do not make this payment. On July 18, 2018, the parties amended the agreement under which the Company was required to achieve milestones pursuant to the agreement. On October 30, 2020, the parties executed an additional amendment to the agreement under which the Company is required to achieve the following milestones:

Initiation of Phase II clinical trials or equivalent by October 29, 2023;

Initiation of Phase III clinical trials or equivalent by October 29, 2025; and

Filing of NDA or equivalent by October 29, 2026 or equivalent.

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

As consideration under the PITT Agreement, we are obligated to pay: (i) annual maintenance fees, (ii) royalty payments based on the sale of products making use of the licensed technology, and (iii) milestone payments.

In 2021, the company paid $5,000 according to the PITT Agreement as an annual maintenance fee.

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

Xencor License Agreement

On October 3, 2017, the Company entered into a license agreement with Xencor, Inc. (“Xencor”), which has discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor (the “Xencor Agreement”). During June 2021, the Company entered into the First Amendment to License Agreement with Xencor. Pursuant to the Xencor Agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials (as defined in the Xencor Agreement) to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein known as “XPro” that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation. The Xencor Agreement expires upon the later of: (a) the expiration of the last to expire valid claim covering any pharmaceutical product that contains, comprises, or incorporates Xencor’s proprietary protein known as XPro alone or in combination with one or more active ingredients, in any dosage or formulation. (“Licensed Product”) in such country or (b) ten years following the first sale to a third party of the licensed product in such country. Net Sales with respect to any Licensed Product is the gross amounts invoiced by us for sales of the Licensed Products less deductions actually incurred. A valid claim is an issued, unexpired or pending claim with the patent rights that Xencor controls as of October 3, 2017 which patent rights are necessary to make, develop, use, sell, have sold, offer for sale and import a Licensed Product in the Field (the Field means all applications for the treatment of diseases in humans) or the Product Patent Rights, which claim has not lapsed, been abandoned, been revoked or been held to be unpatentable, invalid or unenforceable by a final judgment of a court or other governmental agency or competent jurisdiction from which no appeal can be or is taken within the time allowed for appeal and which has not been admitted to be invalid or unenforceable through reissue, re-examination, disclaimer or otherwise. Product Patent Rights shall mean any and all our patent rights that are necessary to make, develop, use, sell, have sold, offer for sale and import a Licensed Product in the Field, including any improvements or patent rights directed to the Licensed Product. Either party may terminate the Xencor Agreement upon 60 days’ (10 days for any payment default) prior written notice to the other party after the breach of any material provision of the agreement by the other party if the breaching party has not cured the breach within the 60-day period (10-day period for any payment default) following written notice of termination by the non-breaching party. We can terminate the Xencor Agreement upon 180 days prior written notice to Xencor. Xencor may terminate the Xencor Agreement in its entirety or with respect to any specific Licensed Product upon written notice in the event that we contest, oppose or challenge or assist any party in contesting, opposing or challenging, Xencor’s ownership of, or the enforceability or validity of the Patent Rights that Xencor controls as of October 3, 2017 which Patent Rights are necessary to make develop, use, sell, have sold, offered for sale and import a Licensed Product in the Field. Either party may terminate the Xencor Agreement upon written notice to the other party upon or after the insolvency, bankruptcy, dissolution or winding up of such other party or the making or seeking to make or arrange an assignment for the benefit of creditors of such other party or the initiation of proceedings in voluntary or involuntary bankruptcy which proceeding or action remains undismissed or unstayed for a period of more than 60 days.

In consideration of the Xencor Agreement, we agreed to royalty payments and a percentage of any payments received in exchange for a sub-license.

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

On July 16, 2021, we provided notice of intent to terminate the agreement with UCLB, which per the agreement became effective August 15, 2021.

INKmune Research and Development

We expect to use third parties to conduct our preclinical and clinical trials under the direct supervision of management.

INKmune Manufacturing

We intend to contract with third parties for the manufacture of our compounds for investigational purposes, for preclinical and clinical testing and for any FDA approved products for commercial sale. Pre-clinical and clinical material for the early clinical trials with INKmune has been manufactured under the direction of Mark Lowdell at a licensed Good Manufacturing Practice (“GMP”) facility. The master cell bank, working cell bank and individual product doses were completed in July 2018. This clinical material is planned for use in the Phase I/II clinical trials in ovarian cancer. As we progress in our clinical programs, additional working cell banks and therapeutic product will be produced from the existing master cell bank. This process takes approximately 6 months and is not anticipated to delay the initiation of the high-risk MDS Phase I/II trials. We may transfer the manufacturing to a different commercial contract manufacturing organization after completion of these Phase II studies.

Human Mesenchymal Stem Cells

In November 2017, we entered into a Material Transfer and License Agreement with the Anthony Nolan Cord Blood Bank (“AN”), the oldest and largest non-directed cord blood bank in the United Kingdom for the supply the starting material for the mesenchymal stem cells - umbilical cords not used after cord blood harvest. Mark Lowdell’s research group developed and validated a methodology for producing large numbers of clinical-grade pooled human umbilical cord derived mesenchymal stem cells (“HucMSC”). We believe the reproducible and reliable supply of large quantities of high-quality a may solve one of the major problems associated with the development of mesenchymal stem cell therapies for medicine. We believe we are well positioned to become a preferred manufacturing partner for companies who need MSC for clinical programs. Manufacture of HucMSC is performed under the direction of Mark Lowdell in a licensed GMP facility that is contracted to the Company as part of existing research and development agreements. The starting material for the HucMSC product is provided by the AN. The HucMSC product produced in this facility are fully qualified to be used for either research or clinical trials. We have developed a validated manufacturing process that reliably produces contract manufacturer of the clinical grade (“cGMP”) quality mesenchymal stem cells that we call CORDstrom. To date, we are supporting two academic clinical trials with CORDstrom. One program is a in the UK treating children with erythematous bullousa, a disfiguring skin disease in children that is similar to a second degree burn and treatment of system lupus in adults. Both these studies are ongoing. INmune Bio is supplying the clinical product for treatment of these patients. The Company does not know the results of these trials until they are announced by the principal investigators at the clinical sites. Currently, we plan to supply HucMSC to third parties for their research use and in clinical trials as part of the development process for commercial pro/ducts. We may decide to expand this agreement in the future if the commercial and/or development opportunities warrant such expansion. At the current time, we expect this program to be funded by revenues from commercial sales. The agreement with AN terminates on November 29, 2027. AN may terminate the license on written notice to us, if a donor withdraws consent to the continued use of umbilical cord tissue samples that were obtained by AN. Additionally, either party may terminate the agreement on 30 days prior written notice to the other if that other party materially breach any term of the agreement and such breaches (to the extent it is remediable) is not remedied within 30 days of the written request to the other party to do so.

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

We plan to seek orphan drug designation for INKmune for the treatment of high-risk MDS if the results of the clinical trials support this activity. The United States, European Union and other jurisdictions may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which, in the United States, is generally a disease or condition that affects no more than 200,000 individuals. In the European Union, orphan drug designation can be granted if: the disease is life threatening or chronically debilitating and affects no more than 50 in 100,000 persons in the European Union; without incentive it is unlikely that the drug would generate sufficient return to justify the necessary investment; and no satisfactory method of treatment for the condition exists or, if it does, the new drug will provide a significant benefit to those affected by the condition. If a product that has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in limited circumstances, for a period of seven years in the United States and 10 years in the European Union Orphan drug designation does not prevent competitors from developing or marketing different drugs for the same indication or the same drug for different indications. Orphan drug designation must be requested before submitting an NDA. After orphan drug designation is granted, the identity of the therapeutic agent and its potential orphan use are publicly disclosed. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. However, this designation provides an exemption from marketing and authorization (NDA) fees. We plan to follow a similar path with INB03 or XPro, although the precise indication cannot be determined until we are farther along in the development process.

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

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified medical investigators according to approved protocols that detail the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor participant safety. Regulatory procedures differ in each country we will be working in., For example, in the US, each protocol is submitted, to the FDA as part of the IND for their review and consent before enrolling patients in the clinical trial. The US is not the only place to perform clinical trials. Most countries have systems in place to allow academics and companies to sponsor clinical trials of novel therapies in patients. For financial and technical reasons, the Company will perform the Phase I clinical trials of our programs in the United Kingdom and Australia. The US will be included in the Phase II programs. Other venues such as Europe, Canada, Japan and other Pacific Rim countries may be included in the development program in the future. The first clinical trial with INKmune will be initiated in the United Kingdom. In the United Kingdom, the regulatory submission is made to the MHRA for a clinical trials authorization (“CTA”). This is a multistep process. The Company had a Scientific Advice meeting with the MHRA in September 2017 to discuss the INKmune Phase I/II trial in women with relapse/refractory ovarian cancer including trial design, manufacturing processes and clinical trial execution. The MHRA gave recommendations on trial design, manufacturing controls and the regulatory procedures needed to initiate the clinical trial. We received CTA approval from the MHRA for an INKmune trial in ovarian cancer on December 18, 2018. The approval allows for the execution of the Phase I/II INKmune clinical trial in the United Kingdom. We plan to have two cancer clinics referring the 6 patients needed for the Phase I portion of the trial. We expect the first Phase I sites to be in the United Kingdom. If the first cohort of the Phase I trial proceeds as planned, we expect to expand the clinical trial in the United Kingdom and may include clinical sites in the US. Any Phase II program will start as a multi-national trial because at least 30 patients will be required to complete the Phase II program. The additional clinical sites in the United Kingdom or US have not been identified at this time. No additional regulatory procedures will be needed to add sites in the United Kingdom. To add sites in the US, we will need to file an IND with the FDA. Once the FDA approves the IND, clinical sites can be opened. We have chosen relapsed/refractory ovarian cancer as the anticipated Phase 1 study for INKmune for a number of reasons. Relapsed refractory is a disease with poor treatment options. Our pre-clinical data suggests INKmune may have advantages over other immunotherapies in the treatment of ovarian cancer. Ovarian cancer has a sensitive and validated biomarker to measure disease burden – CA125. This allows the Company to accurately select patients for the clinical trial and determine if INKmune therapy is effective. This provides regulatory advantages for registration of INKmune. INB03 will follow a similar development strategy, but used Australia for the Phase I programs. In Australia, clinical trials for INB03 are performed under the clinical trials notification (“CTN”) scheme authorized by the Therapeutic Good Administration (“TGA”). The TGA is the equivalent agency to the FDA in the US and the MHRA in the United Kingdom. We filed an Australian Clinical Trial Notification, or CTN, for INB03 and XPro during the second quarter of 2018 and 2019 respectively. Applications were accepted in May 2018 and 2019 to allow us to initiate the Phase I trials in cancer and Alzheimer’s disease respectively. We have completed the oncology Phase 1 open label dose escalation trial in patients with advanced solid tumors and biomarkers of inflammation in their blood.

The Phase I trial has been completed and provided evidence of safety and a pharmacodynamic drug affect, decrease of inflammatory biomarkers, needed to move the program to a Phase II clinical trial in cancer. The Phase II clinical trial will combine INB03 with approved second line therapy in patients with MUC4+ breast cancer with or without brain metastasis that have a measurable pharmacodynamic biomarker. This is a combination trial where the addition of INB03 to approved second line therapy may provide a therapeutic alternative in a disease without any drugs approved. The Company has not lost interest in combining INB03 with immune checkpoint inhibitors (CPI), but competition for patients is fierce in this arena. Our plan is to pursue treatment of tumors that express MUC4 as our lead indication. Tumors that express MUC4 are resistant to all forms of immunotherapy due to a combination of increased MDSC in the tumor, decrease tumor macrophage (TAM) phagocytosis, decreased inflammation in the tumor (a “cold” tumor) and direct effects of MUC4 and soluble TNF on HER2/neu function. If combination therapy with INB03 decreases MUC4 expression and changes the TME to make the “cold” tumor “hot”, then addition of a CPI will be warranted. At this time, the combination trial to treat MUC4+ trastuzumab resistant HER2+ expressing cancer is our most probable registration strategy for INB03. This includes the combination of INB03 with trastuzumab antibody drug conjugate therapies such as ENHERTU (trastuzumab-deruxtecan; (Daiichi-Sankyo). Current therapies for trastuzumab resistant cancers are used on a trial by error approach. Using MUC4 expression as a biomarker for to predict trastuzumab resistance brings a precision medicine approach to this difficult clinical scenario. Addition of INB03 to the treatment regimen for treating HER2+ cancers may convert “cold” tumors to “hot” tumors making the eligible for treatment with CPI. Finally, the clinical development landscape for CPI combination therapies to treat CPI resistant therapies is chaotic. The design and successful completion of a Phase II trial is not guarantee of clinical relevance or commercial viability. There are multiple therapies on the market or in development for the treatment of trastuzumab resistant breast cancer. The most prominent are antibody conjugates including ado-trastuzumab emtansine (Kadycycla/T-DM1, Genentech/Roche) and trastuzumab deruxtecan (Enhertu, Daiichi Sankyo). The registration and development strategy for INB03 is multinational. The Phase II program may enroll patients in other countries, including the United States after submitting an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA. If partnering is successful at any stage of INB03 development, we expect the partner to influence the development and regulatory decisions needed with moving the drug to commercialization. Finally, combination therapy to treat patients resistant to trastuzumab or CPI are not the only oncology application for INB03. INB03 can be combined with other immune-oncology therapy to improve efficacy, safety or both. INB03 can be used as part of combination therapy with immuno-oncology drugs, paired with tradition therapies such as cytotoxic chemotherapy, kinase inhibitors, cell therapies or radiation therapy. The company is pursuing pre-clinical data in some of these areas. When and if positive developments occur, we will communicate them to our shareholders. There are other regulatory venues that will be important for both our products – the largest and most important is Europe. In Europe, the European Medicines Agencies (“EMA”) is responsible for authorization of clinical trials in member states. In EU, there may be a requirement to get individual country authorization at the same time as EMA authorization. The initial development of INB03 and XPro occurred in AUS followed by trials in other regulatory jurisdictions including the US. The development of INKmune will start in the United Kingdom followed by trials in the US. XPro is being developed for the treatment of Alzheimer’s disease under a Part-the-Cloud Award received Feb 2019. The biomarker directed Phase I trial is being performed in AUS using a regulatory strategy identical to that used for INB03 in cancer. Regulatory approval to initiate the trial was received on February 8, 2019. XPro treats microglial activation and innate immune dysregulation may be the cause with Alzheimer’s disease in some patients. To our knowledge, there are few companies using an anti-inflammatory strategy for the treatment of Alzheimer’s disease. Those companies include Denali Therapeutics (NASDAQ: DNLI); developing DNL747 that targets critical signaling proteins in the TNF pathway that regulate inflammation and cell death. Alector (NASDAQ: ALEC) in partnership with Abbvie is developing AL002 that targets TREM2 on microglial cells. Gliacure is targeting microglial cells in Alzheimer’s disease with a small molecule candidate GC021109.

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

Human Capital Resources

As of December 31, 2021, we had 10 full-time employees. We consider the intellectual capital of our employees to be an important driver of our business and key to our future prospects. We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Nevada on September 25, 2015. Our principal executive office is located at 225 NE Mizner Blvd, Suite 640, Boca Raton FL 33432 and our telephone number is (858) 964-3720.

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

On October 3, 2017, the Company entered into a license agreement with Xencor, Inc., which has discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor. Pursuant to the license agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein known as XPro that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation. If we breach this Agreement Xencor may be able to terminate it and as a result of this terminate our business could be negatively impacted.

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

We are an early-stage company formed in September 2015 and have only a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We expect to incur substantial additional operating expenses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate material revenue and achieve profitability will depend on, among other things, successful completion of the preclinical and clinical development of our product candidate; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; implementing successful manufacturing, sales, and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

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

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of our initial clinical trials for XPro may not be predictive of the results of further clinical trials of this drug candidate or any of our other drug candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our drug candidates. There is a high failure rate for drug candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

Interim top-line and preliminary data from our planned clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our planned clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.

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

We have never commercialized a product. Even if INKmune, our DN-TNF product platform (INB03 or XPro), or any other product candidate we develop is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

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

Even if we obtain regulatory approvals for INKmune and/or any product from our DN-TNF platform (INB03, XPro) those approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could prevent us from realizing the full benefit of our efforts.

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

We and many of our vendors and suppliers will be required to comply with current Good Manufacturing Practices, or GMP, which include requirements relating to quality control and quality assurance as well as to the corresponding maintenance of records and documentation. Furthermore, any manufacturing facilities will need to be approved by regulatory agencies before these facilities can be used to manufacture, and they will also be subject to additional regulatory inspections. Any material changes we may make to our manufacturing process may require approval by the FDA and state or foreign regulatory authorities. Failure to comply with FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

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

To execute our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. We currently have 11 full time employees and retain the services of additional personnel on an independent contractor basis. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

The outbreak of COVID-19 may adversely affect our business and the market price of our common stock.

The ongoing COVID-19 pandemic has broadly affected the global economy, resulted in significant travel and work restrictions in many regions and put a significant strain on healthcare resources. The pandemic has had, and we expect it will continue to have, an impact on our operations and on the operations of our collaborators, third-party contractors and other entities, including governmental agencies with which we interact. We have experienced delays in obtaining materials and supplies needed to manufacture our product candidates as a result of production shortages experienced by our suppliers. Additionally, at times we have been subject to temporary pauses in enrollment and dosing implemented by some clinical trial sites due to COVID-19, and some clinical trial sites have also restricted initiation of new trials at times as well as visits by sponsors and clinical research organizations (CROs) for ongoing trials to protect both site staff and patients from possible COVID-19 exposure.

The COVID-19 pandemic, including the emergence of new variants, has impacted, and may in the future impact, the clinical development of our product candidates if we are subject to restrictions or limitations on, or delays in, the performance of study procedures (particularly any procedures that may be deemed non-essential), participant dosing, distribution of our product candidates or clinical trial materials, study monitoring, or site inspections and data analysis, including as a result of changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward pandemic efforts, reduced availability of site staff supporting the conduct of clinical trials, heightened risks of exposure of study participants, principal investigators or site staff to COVID-19 if an outbreak occurs in their geographic region, or other reasons related to the pandemic. Quarantine or other travel limitations (whether voluntary or required) also may impede participant movement, affect access to study sites, or interrupt healthcare services.

Furthermore, the pandemic could cause delays in review and response times by the FDA and other regulatory agencies, or such health regulatory agencies may refuse to accept data from our clinical trials due to mitigation strategies we implement in response to the COVID-19 pandemic and current regulatory guidance. In addition, our ability to manufacture and ship our product candidates for our clinical trials may be impacted if we, or any third parties which manufacture and supply materials used in either the manufacture of our product candidates or the conduct of our research and development activities, or which perform certain testing relating to our product candidates, are adversely impacted by restrictions resulting from the coronavirus outbreak. There is also the potential that manufacturing facilities, equipment, and materials required for manufacture or administration of our product candidates could be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials, equipment, or manufacturing slots necessary for the clinical supply of our product candidates.

The extent to which the pandemic affects our operations and the research and development of our product candidates will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, including the emergence of new variants of the virus, such as the Delta and Omicron variants, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, future waves of infection, and the effectiveness of actions taken to contain the pandemic or mitigate its impact, including vaccination campaigns. While the ultimate impact of the COVID-19 pandemic on our business is highly uncertain, any negative impacts that materialize could materially adversely affect our clinical development and operations, financial performance and stock price.

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

We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. Specifically, the rights issued under the stockholder rights plan could cause significant dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. The rights plan is not intended to prevent a takeover, and we believe it will enable all our stockholders to realize the full potential value of their investment in the Company and protect the Company and its stockholders from efforts to obtain control of the Company that are inconsistent with the best interests of the Company and its stockholders. The rights under the plan will expire on December 30, 2022, subject to a possible earlier expiration to the extent provided in the stockholder rights plan, unless extended.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company leases approximately 5,000 square feet of office space in Boca Raton, Florida from a third-party, which serves as the headquarters of the Company. We currently pay approximately $10,000 per month for this sublease which expires in January 2027.

The Company subleases approximately 1,000 square feet of office space in La Jolla, California from a related party, which served as the former headquarters of the Company. We pay approximately $4,000 per month for this sublease which expires in July 2024.

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

As of December 31, 2021, there were 26 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

ITEM 6. [RESERVED]

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

We believe our DN-TNF platform can be used as a cancer therapy to reverse resistance in immunotherapy and as a CNS therapy to target glial activation to prevent progression of Alzheimer’s disease (“AD”), and to target neuroinflammation in treatment resistant depression (“TRD”). The drug is named differently for the oncology and CNS indications; INB03 or XPro, respectively, but it is the same drug product. In each case, we believe neutralizing sTNF is a cornerstone to the treatment of these diseases. As an immunotherapy for cancer, we are using INB03 to neutralize sTNF produced by HER2+ trastuzumab resistant breast cancers to reverse resistance to therapy. sTNF causes an up-regulation of MUC4 expression that causes steric hindrance of trastuzumab binding to the HER2/Neu receptor on HER2+ breast cancer cells. Without binding, trastuzumab is not effective. In addition, INB03 changes the immunobiology of the tumor microenvironment by decreasing the number of immunosuppressive myeloid cells, both myeloid derived suppressor cells and tumor active macrophages, and increasing the number of cytotoxic lymphocytes in the TME. The Company has completed an open label dose escalation trial in cancer patients with metastatic solid tumors that have failed multiple lines of therapy. The trial informs the design of the Phase II trial by demonstrating that INB03 was safe and well tolerated, defined the dose of INB03 to carry into Phase II trials, and demonstrated a pharmacodynamic end-point. A Phase II trial is planned in women with advanced MUC4+ breast cancer with advanced disease.

Likewise, we believe the DN-TNF platform can be used to treat selected neurodegenerative diseases by modifying the brain microenvironment (BME). The Company believes the core pathology of cognitive decline is a combination of neurodegeneration and synaptic dysfunction. XPro completed a Phase I trial treating patients with Alzheimer’s disease that was partially funded by a Part-the-Clouds Award from the Alzheimer’s Association. We believe XPro targets activated microglia and astrocytes of the brain that produce sTNF that promotes nerve cell loss and synaptic dysfunction, key elements in the development of dementia. In animal models, elimination of sTNF prevents nerve cell dysfunction and reverses synaptic pruning. The Phase I trial in patients with biomarkers of inflammation with AD has been completed. The open label, dose escalation trial is designed to demonstrate that XPro can safely decrease neuroinflammation in patients with AD. The endpoints of the trial are measures of neuroinflammation and neurodegeneration in blood and cerebral spinal fluid, measures of neuroinflammation by measuring cytokines in the CSF and MRI by measuring white matter free water. XPro, at the 1mg/kg/week dose decreased inflammatory cytokines in the CSF and white matter free water in the brain demonstrating that XPro can decrease neuroinflammation in patients with AD. We also studied downstream benefits of decreasing neuroinflammation by measuring changes in the CSF proteome and quantifying changes in novel white matter MRI biomarkers. XPro significantly decreases biomarkers of neurodegeneration as measured by changes in the CSF proteome including neurofilament light chain, phospho Tau 217 and VILIP-1; decreases of 84%, 46% and 91% respectively after 3 months of therapy. Three months of XPro therapy improved measures of synaptic function, as measured in the CSF proteome including a 222% increase in Contactin 2 and a 56% decrease neurogranin, proteins that contribute to improved synaptic function.

The successful completion of the Phase I trial in AD has informed the design of two Phase II trials in patients with AD; one in mild AD and the other in MCI. The mild AD trial will be a blinded randomized trial to test if treatment of mild AD patients with neuroinflammation will affect cognitive decline. The Phase II trial has six important elements. Two hundred patients will be enrolled in a 2:1 ratio (XPro vs placebo). The patients will receive 1mg/kg/week as a subcutaneous injection for six months. An enrichment strategy identical to the successful strategy used in the Phase I trial will be used to ensure patients have neuroinflammation. Patients will need to have some combination of elevated C-reactive protein, hemoglobin A1c, erythrocyte sedimentation rated in the blood and at least one allele of ApoE4. The primary end-point will be Early/mild Alzheimer’s Cognitive Composite (“EMACC”), a validated cognitive measure that is more sensitive than traditional end-points used in many studies of patients with early AD. The trial will be performed in North America and Australia, is expected to start enrolling patients in early 2022. We expect top-line clinical data to be available late-2023. All patients will be offered to stay on therapy for at least 12 months in an extension trial. Clinical and biomarker data will be collected during the extension trial.

The second Phase II trial will be a blinded randomized trial in patients with MCI in which the Company plans to enroll 60 patients in two arms in a 2:1 ratio (1mg/kg/week XPro, placebo). Patients will be treated for 3 months. Patients must have at least one ApoE4 allele to qualify for the trial. The primary end-point is EMACC, a sensitive cognitive end-point validated for use in patients with early AD. Secondary clinical endpoints include the CDR-SB, Cogstate Battery, E-Cog, NPI, and ADCS-ADL. Imaging endpoints of neuroinflammation (White matter free water), white matter integrity (apparent fiber density, radial diffusivity), and gray matter quality (cortical disarray measurement) will be assessed via MRI. Changes in brain metabolism will be assessed via FDG-PET. Additional secondary measures of function include EEG, and speech and language. All patients will be eligible to continue on XPro for at least 9 additional months. Clinical and MRI metrics will be followed during the extension trial.  The Company may amend the clinical trial design from time-to-time to improve the quality of the data or the probability of success.

Effective therapy for TRD is a large unmet need. Twenty percent of patients with a Major Depressive Disorder have TRD. Once third of TRD patients have peripheral biomarkers to inflammation (elevated CRP). This is a large patient population. The role of TNF and anti-TNF therapeutics was explored in a small open label clinical trial by Prof. Andrew Miller, MD of Emory University demonstrated the patients have elevated TNF levels and treatment with infliximab treated their depression (Miller, 2011). The Company received a $2.9M USD award from the National Institute of Mental Health (“NIMH”) to treat TRD with XPro. The blinded, randomized Phase II trial will use a biomarkers of peripheral inflammation to select patients with TRD for enrollment. Patients will be treated for 6 weeks. Primary end-points include both clinical and neuroimaging measures. The final trial design has is ongoing and discussions with the FDA are not complete. The Company anticipates receiving authorization to initiate the clinical trial in the second half of 2022.

We believe that INKmune improves the ability of the patient’s own NK cells to attack their tumor. INKmune interacts with the patient’s NK cells to convert them from inert resting NK cells into memory-like NK cells that kill the patient’s cancer cells. INKmune is a replication incompetent proprietary cell line that is given to the patient after determining that i) the patient has adequate NK cells in their circulation and ii) those NK cells are functional when exposed to INKmune in vitro. INKmune is designed to be given to patients after their immune system has recovered after cytotoxic chemotherapy to target the residual disease the remains after treatment with cytotoxic therapy. We believe INKmune can be used to treat numerous hematologic malignancies and solid tumors including leukemia, multiple myeloma, lymphoma, lung, ovary, breast, renal and prostate cancer. The Company has initiated a Phase I trial using INKmune to treat patients with high risk MDS, a form of leukemia. One patient has been treated in the Phase I trial. In the single patient, INKmune therapy is safe, produces memory-like NK cells that kill cancer in vitro, promotes development of cancer killing memory-like NK cells that can be found in the patient’s circulation of 4 months. The Company will continue to enroll patients in the Phase I trial with a goal of completing patient enrollment in 2022. The Company intends to treat women with relapsed refractory ovarian in separate Phase I trial beginning during 2022.

The Company has presented pre-clinical data on the use of DN-TNF to treat non-alcoholic steatohepatitis (“NASH”). The Company has decided to defer the NASH program for the near future due to the complex and evolving clinical and regulatory environment. The Company may choose to reactivate the program or abandon the program in the future.

Since our inception in 2015, we have devoted substantially all of our resources to the discovery and development of our product candidates, including clinical trials and preclinical studies as well as general and administrative support for these operations. To date, we have generated no significant revenue. We have incurred net losses in each year since our inception and, as of December 31, 2021, we had an accumulated deficit of approximately $63.7 million. Our net losses were $30,340,000 and $12,099,000 for the year ended December 31, 2021 and 2020, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation.

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

We participate, through our wholly-owned subsidiary in the United Kingdom, in the research and development program provided by the United Kingdom tax relief program, such that a percentage of our qualifying research and development expenditures are reimbursed by the United Kingdom government, and such incentives are reflected as a reduction of research and development expense. The United Kingdom research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. During 2022, the Company expects to receive a research and development tax rebate for eligible expenditures incurred in 2021, however the Company will be ineligible for research and development tax incentives for expenditures incurred after 2021 as a result of changes in the United Kingdom tax relief program.

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

General and Administrative Expenses

General and administrative expenses consist principally of payroll and personnel expenses, including stock-based compensation; professional fees for legal, consulting, accounting and tax services; insurance, overhead, including rent and utilities; and other general operating expenses not otherwise classified as research and development expenses.

Other income (expense)

Other expense consists primarily of interest expense incurred on debt in 2021. Other income primarily consists of income from a settlement in 2020.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted to service providers, employees, and directors based on the estimated fair value of the award on the grant date. We calculate the estimated fair value of stock options on the date of grant using the Black-Scholes option-pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the market value of common stock on the grant date, the expected dividend yield, the expected term of the awards, the risk-free interest rates and the expected common stock price volatility over the term of the option awards. The expected volatility is based on the historical volatility of a few unrelated public companies within our industry over the most recent period commensurate with the estimated expected term of our stock options as we have insufficient historical information regarding the volatility of the share price of our common stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

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

Xencor

In October 2017, we licensed INB03 (also known as XPro) from Xencor. This exclusive, global, unrestricted license came with considerable know-how, intellectual property, pre-clinical data, regulatory documentation and product stocks. Currently, we are focused on the immune-oncology uses of this unique asset. In the future, we may develop the asset in a wide variety of therapeutic areas, with a variety of delivery techniques by ourselves or in conjunction with partners.

Results of Operations

Comparison of the Years Ended December 31, 2021 and December 31, 2020

	Year Ended
(in thousands)	December 31, 2021	December 31, 2020	Change
Revenues	$(181)	$(11)	$(170)

General and Administrative	8,791	6,321	2,470
Research and Development	20,543	5,918	14,625
Other Expense (Income)	1,187	(129)	1,316
Net loss	$(30,340)	$(12,099)	$18,241

Revenues

During 2021, the Company sold MSC’s to three customers and recognized $181,000 of revenues. We recorded $11,000 of revenues in 2020 as a result of selling MSC’s to one customer.

General and Administrative

General and administrative expenses were $8.8 million for the year ended December 31, 2021, compared to $6.3 million for the year ended December 31, 2020. The increase was primarily attributable to higher professional fees ($1.0 million higher in 2021), higher stock-based compensation expense ($0.6 million higher in 2021), and higher salary expense ($0.5 million higher in 2021).

Research and Development

Research and development expenses increased to $20.5 million for the year ended December 31, 2021 from $5.9 million for the year ended December 31, 2020. The increase in research and development expenses during the year ended December 31, 2021 compared to 2020 is due to $5.4 million of higher expenses for the Alzheimer’s clinical program, $1.9 million of higher expenses on the COVID-19 clinical trial, and due to the Company incurring $5.5 million of higher manufacturing costs in connection with producing its DN-TNF product. In addition, the Company’s stock-based compensation was $1.1 million higher in 2021 compared to 2020.

Other Expense (Income)

Other expense increased during the year ended December 31, 2021 compared to 2020 as a result of the incurring $1.0 million of interest expense from a loan the Company obtained in June 2021. During 2020, the Company received a refund from a third-party vendor pursuant to a release and settlement agreement of approximately $0.1 million for services provided in a previous year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $30,340,000 and $12,099,000 for the years ended December 31, 2021 and 2020, respectively. Net cash used in operating activities was $28,504,000 and $8,943,000 for the years ended December 31, 2021 and 2020, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock and from the receipts of grants. As of December 31, 2021, we had cash and cash equivalents of $74.8 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, costs incurred to manufacture our drugs under development, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs the majority of its research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of December 31, 2021, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.2 million. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

As of December 31, 2021, the Company had an accumulated deficit of $63.7 million and working capital of $78.2 million. Losses have principally occurred as a result of the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of material revenues until such time as the Company’s products are commercialized. As of December 31, 2021, we had cash and cash equivalents of $74.8 million. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months following the filing date of this Annual Report on Form 10-K.

Registered Direct Offering

During July 2021, the Company completed a registered direct offering whereby the Company sold 1,818,182 shares of its common stock to investors for net proceeds of $36.9 million.

ATM Sales Agreements

During the year ended December 31, 2020, we issued and sold 178,600 shares of common stock at an average price of $5.45 per share under the 2020 ATM agreement. The aggregate net proceeds were approximately $0.8 million after BTIG’s commission and other offering expenses.

During the year ended December 31, 2021, we issued and sold 1,439,480 shares of common stock at an average price of $20.17 per share under the 2020 ATM agreement. The aggregate net proceeds were approximately $28.4 million after BTIG’s commission and other offering expenses. As of December 31, 2021, sales of our common stock pursuant to the 2020 ATM have been completed.

During March 2021, the Company entered into the 2021 ATM agreement with BTIG, as sales agent, to establish an ATM offering of up to $45 million of common stock. During the year ended December 31, 2021, the Company sold 713,192 shares at an average price per share of $21.73 for net proceeds of approximately $14.9 million under the 2021 ATM agreement.

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(28,504)	$(8,943)
Net cash used in investing activities	(15,000)	-
Net cash provided by financing activities	96,357	23,895
Impact on cash from foreign currency translation	(10)	19

Net increase in cash and cash equivalents	$52,843	$14,971

Net Cash Used in Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used $28.5 million of cash for the year ended December 31, 2021, primarily resulting from our net loss of $30.3 million, a net cash outflow of $3.1 million for changes in our net operating assets and liabilities, and non-cash stock-based compensation charges of $4.8 million. The change in our net operating assets and liabilities was primarily due to an increase in research and development tax credit receivable of $3.2 million and an increase in prepaid expenses of $2.1 million, partially offset by an increase in accounts payable and accrued liabilities of $2.2 million.

Operating activities used $8.9 million of cash for the year ended December 31, 2020, primarily resulting from our net loss of $12.1 million, partially offset by non-cash stock-based compensation charges of $3.1 million.

Investing Activities

Investing activities used $15.0 million of cash for the year ended December 31, 2021 compared to $0 for the year ended December 31, 2020. During the year ended December 31, 2021, the Company paid Xencor $15.0 million to settle an option to acquire 10% of the Company’s common stock on a fully diluted basis which was issued to acquire the Company’s acquired in-process research and development intangible asset.

Net Cash Provided by Financing Activities

During the year ended December 31, 2021, the Company sold 1,439,480 shares of its common stock under its 2020 ATM agreement for net proceeds of approximately $28.4 million.

During the year ended December 31, 2021, the Company sold 713,192 shares of its common stock under the 2021 ATM agreement for net proceeds of approximately $14.9 million.

During July 2021, the Company completed a registered direct offering whereby the Company sold 1,818,182 shares of its common stock to investors for net proceeds of $36.9 million.

During June 2021, we entered into a Loan and Security Agreement with SVB and an affiliate of SVB, providing for a $15.0 million term loan.

During the year ended December 31, 2021, the Company received approximately 1.2 million in connection with the exercise of stock options and warrants.

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

During the year ended December 31, 2020, the Company issued and sold 178,600 shares of common stock at an average price of $5.45 per share under the ATM agreement for net cash proceeds of approximately $0.8 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

INmune Bio, Inc.

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of INmune Bio, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

March 3, 2022

INMUNE BIO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$74,810	$21,967
Research and development tax credit receivable	4,913	1,686
Other tax receivable	591	113
Prepaid expenses	2,278	220
Prepaid expenses – related party	14	-
TOTAL CURRENT ASSETS	82,606	23,986

Operating lease – right of use assets	726	156
Other assets	99	-
Acquired in-process research and development intangible assets	16,514	16,514

TOTAL ASSETS	$99,945	$40,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,733	$1,518
Accounts payable and accrued liabilities – related parties	80	34
Deferred liabilities	474	190
Operating lease, current liabilities	72	34
TOTAL CURRENT LIABILITIES	4,359	1,776

Long-term debt, less debt discount	14,458	-
Long-term operating lease liabilities	704	126
Accrued liability – long-term	199	-
TOTAL LIABILITIES	19,720	1,902

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 17,843,303 and 13,481,283 shares issued and outstanding, respectively	18	13
Additional paid-in capital	143,921	72,105
Accumulated other comprehensive income	1	11
Accumulated deficit	(63,715)	(33,375)
TOTAL STOCKHOLDERS’ EQUITY	80,225	38,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,945	$40,656

See accompanying notes to these consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(In thousands, except share and per share amounts)

	2021	2020
REVENUE	$181	$11

OPERATING EXPENSES
General and administrative	8,791	6,321
Research and development	20,543	5,918
Total operating expenses	29,334	12,239

LOSS FROM OPERATIONS	(29,153)	(12,228)

OTHER (EXPENSE) INCOME
Other (expense) income	(1,187)	129
Total other (expense) income	(1,187)	129

NET LOSS	$(30,340)	$(12,099)

Net loss per common share – basic and diluted	$(1.88)	$(1.01)

Weighted average number of common shares outstanding – basic and diluted	16,130,539	11,988,492

COMPREHENSIVE LOSS
Net loss	$(30,340)	$(12,099)
Other comprehensive (loss) income – foreign currency translation	(10)	20
Total comprehensive loss	$(30,350)	$(12,079)

See accompanying notes to these consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(In thousands, except share amounts)

					Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Income (loss)	Deficit	Equity
Balance as of January 1, 2020	10,770,948	$11	$44,834	$50	$(9)	$(21,276)	$23,610
Issuance of common stock for cash, net	2,874,600	2	24,905	-	-	-	24,907
Acquisition and retirement of common stock	(220,000)	-	(1,012)	-	-	-	(1,012)
Capital contribution	-	-	216	-	-	-	216
Cashless exercise of warrants	2,400	-	-	-	-	-	-
Issuance of common stock issuable	33,335	-	50	(50)	-	-	-
Stock-based compensation	20,000	-	3,112	-	-	-	3,112
Gain on foreign currency translation	-	-	-	-	20	-	20
Net loss	-	-	-	-	-	(12,099)	(12,099)
Balance as of December 31, 2020	13,481,283	13	72,105	-	11	(33,375)	38,754
Issuance of common stock for cash, net	3,970,854	5	80,248	-	-	-	80,253
Settlement of Xencor warrant for cash and common stock	192,533	-	(15,000)	-	-	-	(15,000)
Warrants issued to lenders as debt inducement	-	-	619	-	-	-	619
Exercise of warrants	15,633	-	18	-	-	-	18
Exercise of stock options	183,000	-	1,135	-	-	-	1,135
Stock-based compensation	-	-	4,796	-	-	-	4,796
Loss on foreign currency translation	-	-	-	-	(10)	-	(10)
Net loss	-	-	-	-	-	(30,340)	(30,340)
Balance as of December 31, 2021	17,843,303	$18	$143,921	$-	$1	$(63,715)	$80,225

See accompanying notes to these consolidated financial statements.

INMUNE BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(In thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,340)	$(12,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,796	3,112
Accretion of debt discount	126	-
Changes in operating assets and liabilities:
Research and development tax credit receivable	(3,227)	(1,118)
Other tax receivable	(478)	(36)
Prepaid expenses	(2,058)	(122)
Prepaid expenses – related party	(14)	26
Other assets	(99)	-
Accounts payable and accrued liabilities	2,215	1,116
Accounts payable and accrued liabilities – related parties	46	(40)
Deferred liabilities	284	191
Accrued liability – long-term	199	-
Operating lease liabilities	46	27
Net cash used in operating activities	(28,504)	(8,943)

CASH FROM INVESTING ACTIVITIES
Cash paid to Xencor to settle warrant for acquired research and development intangible assets	(15,000)	-
Net cash used in investing activities	(15,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of debt	14,951	-
Net proceeds from sale of common stock	80,253	24,907
Net proceeds from the exercise of stock options	1,135	-
Net proceeds from the exercise of warrants	18	-
Purchase of common stock	-	(1,012)
Net cash provided by financing activities	96,357	23,895

Impact on cash from foreign currency translation	(10)	19

NET INCREASE IN CASH	52,843	14,971
CASH AT BEGINNING OF YEAR	21,967	6,996
CASH AT END OF YEAR	$74,810	$21,967

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$559	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to Xencor to settle warrant issued for acquired research and development intangible assets	$3,300	$-
Warrants issued to lenders as debt inducement	$619	$-
Capital contribution	$-	$216
Issuance of common stock issuable	$-	$50

See accompanying notes to these consolidated financial statements.

INMUNE BIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business Overview

INmune Bio, Inc. (the “Company” or “INmune Bio”) was organized in the State of Nevada on September 25, 2015, and is a clinical stage biotechnology pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune Bio has two product platforms. The DN-TNF product platform utilizes dominant-negative technology to selectively neutralize soluble TNF, a key driver of innate immune dysfunction and mechanistic target of many diseases. DN-TNF is currently being developed for Alzheimer’s and treatment resistant depression (XPro) and cancer (INB03). The Natural Killer Cell Priming Platform includes INKmune aimed at priming the patient’s NK cells to eliminate minimal residual disease in patients with cancer. INmune Bio’s product platforms utilize a precision medicine approach for the treatment of a wide variety of hematologic malignancies, solid tumors and chronic inflammation.

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

NOTE 2 – LIQUIDITY

As of December 31, 2021, the Company had an accumulated deficit of $63,715,000 and experienced losses since its inception. Losses have principally occurred as a result of the substantial resources required for research and development of the Company’s products, which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized.

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

●

During March 2021, the Company entered into a sales agreement with BTIG, LLC (“BTIG”), as agent, to establish an At-The-Market (“ATM”) offering of up to $45 million of common stock (the “2021 ATM”), subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the sales agreement. The Company is required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. The Company has sold 713,192 shares of its common stock at an average price of $21.73 through the 2021 ATM for net proceeds of $14.9 million.

●

During April 2020, the Company entered into a sales agreement with BTIG, as sales agent, to establish an ATM offering to sell up to $10.0 million of the Company’s common stock (the “2020 ATM”). In August 2020, the sales agreement was amended whereby the aggregate offering was increased from $10.0 million to $30.0 million. From April 2020 through December 2020, the Company sold 178,600 shares of common stock at an average price of $5.45 per share for net proceeds of approximately $0.8 million. During the year ended December 31, 2021, the Company sold in aggregate 1,439,480 shares on common stock at an average price of $20.17 per share for net proceeds of $28.4 million. As of December 31, 2021, sales of our common stock pursuant to the 2020 ATM have been completed.

Although it is difficult to predict the Company’s liquidity requirements, as of December 31, 2021, and based upon the Company’s current operating plan, the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the filing date of this Annual Report on Form 10-K based on the balance of cash available as of December 31, 2021. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

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

Intangible Assets

The Company capitalizes costs incurred in connection with in-process research and development purchased from others if the asset has alternative uses and such uses are not restricted under applicable license agreements; patent applications (principally legal fees), patent purchases, and trademarks related to its cell line as intangible assets. Acquired in-process research and development costs that do not have alternative uses are expensed as incurred. When the assets are determined to have a finite life (upon completion of the development of the in-process research and development for its DN-TNF platform), the useful life will be determined and the in-process research and development intangible assets will be amortized.

During the fourth quarter and if business factors indicate more frequently, the Company performs an assessment of the qualitative factors affecting the fair value of our in-process research and development. If the qualitative assessment suggests that impairment is more likely than not, a quantitative analysis is performed. The quantitative analysis involves a comparison of the fair value of the in-process research and development with the carrying amount. If the carrying amount of the in-process research and development exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. During the years ended December 31, 2020 and 2021, the Company performed a qualitative assessment of its in-process research and development and determined that there was no impairment.

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

At December 31, 2021, the Company had 4,097,000 potentially issuable shares of common stock upon the exercise of stock options and 93,866 potentially issuable shares of common stock upon the exercise of warrants.

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

The Company’s 2021 revenues were from the sale of MSC’s to three customers. The sales were recognized when the MSC’s were delivered to the customers.

The Company’s 2020 revenue was from the sale of MSC’s to one customer. The revenue was recognized when the MSC’s were delivered to the customer.

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

Foreign Currency Translation

The Company’s financial statements are presented in the U.S. dollar (“$”), which is the Company’s reporting currency, while its functional currencies are the U.S. Dollar for its U.S. based operations, British Pound (“GBP”) for its United Kingdom-based operations and Australian Dollars (“AUD”) for its Australian-based operations. All assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive loss.

Recently Adopted Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company´s consolidated financial position, operations, or cash flows.

Reclassifications

Certain amounts from the prior period have been adjusted to conform to the current period presentation.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent disclosure consideration.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At December 31, 2021 and 2020, the Company recorded a research and development tax credit receivable of $3,319,000 and $833,000, respectively for R&D expenses incurred in the UK. During the years ended December 31, 2021 and 2020, the Company received $814,000 and $306,000 of R&D tax credit reimbursements, respectively from the UK.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At December 31, 2021 and 2020, the Company recorded a research and development tax credit receivable of $1,594,000 and $853,000, respectively, for R&D expenses incurred in Australia. During the years ended December 31, 2021 and 2020, the Company received $1,296,000 and $178,000 of R&D tax credit reimbursements, respectively from Australia.

Xencor, Inc. License Agreement

On October 3, 2017, the Company entered into a license agreement (“Xencor License Agreement”) with Xencor, Inc. (“Xencor”), which has discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor. During June 2021, the Company entered into the First Amendment to License Agreement. Pursuant to the license agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials (as defined in the license agreement) to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein known as “XPro” that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation (“Licensed Products”). The Company believes the protein has numerous medical applications. Such additional alternative applications of the technology are available under the Xencor License Agreement. In connection with the Xencor License Agreement, the Company paid Xencor a one-time non-creditable and non-refundable fee of $100,000 and issued Xencor 1,585,000 shares of the Company’s common stock with a fair value of $12,221,000. In addition, the Company issued Xencor fully vested warrants with a fair value of $4,193,000 to purchase an additional number of shares of common stock equal to 10% of the fully diluted company shares immediately following such purchase, which warrant has since been cancelled (see the description below). The aggregate purchase price for the full exercise of the option was $10,000,000.

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

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by Immune Ventures. RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer, are the owners of Immune Ventures. As of December 31, 2021 and December 31, 2020, no sales had occurred under this license.

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

Annual maintenance fees under the PITT Agreement include: $5,000 due June 26 of each year 2020-2022; $10,000 due on June 26 of each year 2023-2024; and $25,000 due on June 26 of each year 2025 and annually thereafter until first commercial sale. The Company had no amounts owed pursuant to the PITT Agreement as of December 31, 2021.

(in thousands)

June 26 of each year 2020-2022	$5
June 26 of each year 2023-2024	$10
June 26 of each year 2025 until first commercial sale	$25

Upon first commercial sale of a product making use of the licensed technology under the PITT Agreement, the Licensee is required to pay royalties equal to 2.5% of Net Sales each calendar quarter. There were no commercial sales of product making use of the licensed technology under the PITT Agreement in 2021.

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

NOTE 5 – LEASE

In May 2019, the Company signed a sublease agreement with a related party for office space in La Jolla, California, which served as the former headquarters of the Company. The lease has a 61-month term, which corresponds to the lease term of the lessor. The lessor is CTI Clinical Trial & Consulting Services (“CTI”). CTI is majority-owned by a member of the Company’s Board of Directors. During 2021, the Company moved its corporate headquarters to Boca Raton, Florida. The Company intends to sublease its office space in La Jolla.

In September 2021, the Company signed a lease with a third party for office space in Boca Raton, Florida. The lease agreement has a 64-month term and commenced during the fourth quarter of 2021.

Below is a summary of the Company’s right-of-use assets and liabilities:

(in thousands, except years and rate)	December 31, 2021	December 31, 2020
Right-of-use asset (La Jolla lease)	$118	$156
Right-of-use asset (Boca Raton lease)	608	-
Total	$726	$156

Operating lease, current liability (La Jolla lease)	$52	$8
Operating lease, current liability (Boca Raton lease)	20	-
Total	72	8

Long-term operating lease liability (La Jolla lease)	84	160
Long-term operating lease liability (Boca Raton lease)	620	-
	704	160
Total lease liability	$776	$168

Weighted-average remaining lease term	4.6 years	4.5 years

Weighted-average discount rate	11.70%	10.00%

NOTE 6 – RELATED PARTY TRANSACTIONS

UCL

At December 31, 2021 and 2020, the Company owed UCL Consultants Limited (“UCL”) $10,000 and $34,000, respectively, in connection with medical research performed on behalf of the Company. During the years ended December 31, 2021 and 2020, the Company paid UCL $218,000 and $335,000, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

CTI

During the year ended December 31, 2021 and 2020, the Company paid CTI $0 and $127,000, respectively, for medical research performed on behalf of the Company. During the year ended December 31, 2020, the Company recorded a capital contribution of $216,000 for the forgiveness of certain accounts payable due to CTI. During the years ended December 31, 2021 and 2020, the Company paid CTI $38,000 and $25,000, respectively, pursuant to its sublease agreement with CTI. See Note 5.

AmplifyBio

During the year ended December 31, 2021, the Company engaged AmplifyBio to perform certain medical research on behalf of the Company. The CEO of AmplifyBio is on the Board of Directors of the Company. At December 31, 2021, the Company owed AmplifyBio $70,000. No amounts were paid to AmplifyBio during 2021. The Company had no transactions with AmplifyBio during 2020.

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

The Company paid the Lenders $47,000 to access the term loan, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loan. The term loan and debt discount are as follows as of December 31, 2021:

(in thousands)

Term Loan	$15,000
Less: debt discount and financing costs, net	(542)
Less: current portion	-
Long-term debt	$14,458

For the year ended December 31, 2021, the Company recognized interest expense of $985,000 related to the Term Loan.

The term loan repayment schedule provided for interest only payments beginning on July 1, 2021, and continuing for 12 months, followed by monthly principal and interest payments, starting on July 1, 2022 and continuing through the maturity date of January 1, 2025. During August 2021, the Lenders extended the interest-only period for one year due to the Company achieving an equity milestone as fully defined in the Term Loan. As a result of achieving the equity milestone, monthly principal and interest payments begin on July 1, 2023. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.  The Term Loan provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 4.50% and (ii) 7.75%. At December 31, 2021, the interest rate was 7.75%.

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

The expected repayment of the $15.0 million Term loan principal is as follows as of December 31, 2021:

(in thousands, except years)

2022	$-
2023	5,833
2024	9,167
Total debt	15,000

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Term Loan, the breach of certain of its other covenants under the Term Loan, or the occurrence of a material adverse change, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, and will have the right to receive the final payment fee and, if the payment of principal and interest is due prior to maturity, the applicable prepayment fee. The Company was in compliance with its debt covenants at December 31, 2021.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock – At the Market Offerings

During the year ended December 31, 2020, the Company issued and sold 178,600 shares of common stock at an average price of $5.45 per share under the 2020 ATM agreement. The aggregate net proceeds were approximately $0.8 million after BTIG’s commission and other offering expenses.

During the year ended December 31, 2021, the Company sold 1,439,480 shares of its common stock at an average price of $20.17 per share under the 2020 ATM agreement. The aggregate net proceeds were approximately $28.4 million after BTIG’s commission and other offering expenses.

During the year ended December 31, 2021, the Company sold 713,192 shares of its common stock at an average price of $21.73 per share under the 2021 ATM agreement. The aggregate net proceeds were approximately $14.9 million after BTIG’s commission and other offering expenses.

Registered Direct Offering

During July 2021, the Company completed a registered direct offering whereby the Company sold 1,818,182 shares of its common stock to investors for gross proceeds of $38.0 million (net proceeds of $36.9 million).

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

Settlement

In 2016, the Company entered into a settlement agreement whereby the Company agreed to issue 33,335 shares of the Company’s common stock to an individual to settle a claim in full. During 2020, the Company issued the 33,335 shares.

Stock options

During September 2020, the Company granted an employee an option to purchase 40,000 shares of its common stock pursuant to the 2019 Incentive Stock Plan. The stock options vest over four years and had a fair value of $339,731 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.46% based on the applicable US Treasury bill rate (2) expected life of 6.25 years, (3) expected volatility of approximately 106% based on the trading history of similar companies, and (4) zero expected dividends.

During 2021, the Company granted various employees, consultants and directors options to purchase 823,000 shares of common stock pursuant to the 2021, 2019 and 2017 Incentive Stock Plans. The stock options vest over zero to four years and had a fair value of $14,027,000 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 0.78-1.49%% based on the applicable US Treasury bill rate (2) expected life of 6.00-10.00 years, (3) expected volatility of approximately 105%-114% based on the trading history of similar companies, and (4) zero expected dividends.

The following table summarizes stock option activity:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3,417,000	$5.77	9.03	-
Options granted	40,000	$10.38	-	-
Options exercised	-	$-	-	-
Options cancelled	-	$-	-	-
Outstanding at January 1, 2021	3,457,000	$5.82	8.05	-
Options granted	823,000	$20.63	10.0	-
Options exercised	(183,000)	$6.21	-	-
Options cancelled	-	$-	-	-
Outstanding at December 31, 2021	4,097,000	$8.67	7.21	$14,414
Exercisable at December 31, 2021	2,743,760	$6.45	6.91	$10,890

The Company received $1,135,000 in cash proceeds from exercises of stock options during the year ended December 31, 2021.

During the years ended December 31, 2021 and 2020, the Company recognized stock-based compensation expense of $4,796,000 and $2,755,000, respectively, related to stock options. As of December 31, 2021, there was $13,308,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.52 years.

Warrants

The Company issued 45,386 warrants to the Company’s lenders upon obtaining its loan in June 2021. The warrants have a 10-year term and an exercise price of $14.05. The warrants have a fair value of approximately $0.6 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.45% based on the applicable US Treasury bill rate (2) expected life of 10.0 years, (3) expected volatility of approximately 103% based on the trading history of similar companies, and (4) zero expected dividends. At December 31, 2021, the intrinsic value of these warrants is $0.

In connection with the Company’s initial public offering in February 2019, the Company issued warrants to the placement agents to purchase the Company’s common stock at an exercise price of $9.60 per common share, which warrants are exercisable until December 19, 2023. During the year ended December 31, 2021, 6,147 of these warrants were exercised on a cashless basis in exchange for 3,758 shares of common stock. At December 31, 2021, 28,688 of these warrants are outstanding and the intrinsic value is $17,000.

On June 30, 2017, the Company issued fully vested warrants to purchase 31,667 shares of the Company’s common stock to a third party in conjunction with the common stock sold for cash. The warrants have a $1.50 exercise price and expire on June 30, 2022. During the year ended December 31, 2021, 11,875 of these warrants were exercised for cash proceeds of $18,000. At December 31, 2021, 19,792 of these warrants are outstanding, with an intrinsic value of $172,000.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2021 and 2020 respectively:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Research and development	$1,651,000	$583,000
General and administrative	3,145,000	2,529,000
Total	$4,796,000	$3,112,000

Shareholder Rights Agreement

On December 30, 2020, the Board of Directors (the “Board”) of the Company approved and adopted a Rights Agreement, dated as of December 30, 2020, by and between the Company and VStock Transfer, LLC, as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of the Company’s common stock held by stockholders as of the close of business on January 11, 2021. When exercisable, each right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at an exercise price of $300.00 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of twenty percent or more of the Company’s common stock without the approval of the Board. The Rights Agreement was scheduled to expire on December 30, 2021 but was extended until December 30, 2022 by the Board.

Preferred Stock

In 2020, the Company designated 45,000 shares of its preferred stock with par value of $0.001 per share as Series A Junior Participating Preferred Stock. The remaining 9,955,000 shares of preferred stock with par value of $0.001 remain undesignated. None of the preferred shares were issued and outstanding at December 31, 2021 and 2020.

NOTE 9– INCOME TAXES

The provision for income taxes consists of the following components:

	December 31, 2021	December 31, 2020
Current expense (benefit)	$-	$-
Federal	-	-
Foreign	-	-
Current income tax expense	-	-

Deferred expense (benefit)	-	-
Federal	-	-
Foreign	-	-
Deferred income tax	-	-
Net deferred taxes	$-	$-

A reconciliation of income tax benefit computed using the federal statutory income tax rate to the Company’s tax expense is as follows:

(in thousands, except percentage)	December 31, 2021	December 31, 2020
Federal tax benefit at statutory rate (21%)	$(6,381)	$(2,541)
Stock-based compensation	1,156	599
State income tax benefit, net of federal tax effect	(519)	(411)
Foreign tax differential	(41)	(61)
Research credits	2,372	742
Other	2	1
Return to provision adjustment	166	33
Change in valuation allowance	3,245	1,638
Income tax benefit	$-	$-

The principal components of deferred tax assets and liabilities consist of the following at December 31, 2021 and 2020, respectively:

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets
Stock-based compensation	$934	$563
Federal NOL carryforwards	3,702	2,202
Foreign NOL carryforwards	2,156	782
Total deferred tax assets	6,792	3,547
Less valuation allowance	(6,792)	(3,547)
Net deferred tax assets	$-	$-

At December 31, 2021, the Company had a federal net operating loss carryforward of approximately $15.7 million. The net operating loss carryforwards for 2017 will begin to expire in the year ending December 31, 2037. The net operating loss carryforwards starting in 2018 have no expiration.

The Company’s gross deferred tax assets of $6.8 million and $3.5 million at December 31, 2021 and 2020, respectively, primarily consist of net operating loss carryforwards for income tax purposes. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been recorded. The change in the valuation allowance was $3,245,000 during the year ended December 31, 2021.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2021, and 2020, the Company has no significant uncertain tax positions. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

NOTE 10 – COLLABORATIVE AGREEMENTS

During the year ended December 31, 2020, the Company was awarded a $500,000 grant from the Amyotrophic Lateral Sclerosis (“ALS”) Association to fund a study of the efficacy of XPro to reverse ALS in vitro and to fund a study of the efficacy of XPro to protect against ALS model phenotypes in vivo. During the years ended December 31, 2021 and 2020, the Company received $200,000, and $300,000, respectively of cash proceeds pursuant to this grant which the Company recorded as deferred liabilities. The Company records costs incurred related to the ALS study as a reduction of the deferred liabilities. As of December 31, 2021, the Company has $257,000 recorded as deferred liabilities related to the ALS grant.

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (“NIH”). The grant will support a Phase 2 study of XPro in patients with treatment resistant depression. As of December 31, 2021, the Company has not received any proceeds pursuant to this grant.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease

In May 2019, the Company signed a sublease agreement with a related party for office space in La Jolla, California. The lease has a 61-month term, which corresponds to the lease term of the lessor. The lessor is CTI.

During September 2021, the Company signed a lease agreement with a third party for office space in Boca Raton, Florida. The lease agreement has a 64-month term and commenced during the fourth quarter of 2021.

Future minimum payments pursuant to the leases are as follows:

(in thousands, except years)

2022	$170
2023	237
2024	220
2025	193
2026	199
Thereafter	17
Total lease payments	1,036
Less: imputed interest	(260)
Present value of future lease payments	776
Less: operating lease, current liabilities	(72)
Long-term operating lease liabilities	$704

During the years ended December 31, 2021 and 2020, the Company recognized $102,000 and $52,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

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

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Management’s Report on Internal Control Over Financial Reporting

Our CEO and our CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal controls over financial reporting were effective based on those criteria, as of December 31, 2021.

Changes in Internal Control over Financial Reporting

None.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the Proxy Statement) for its annual meeting of stockholders, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2021:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	4,097,000	(1)	$8.67	1,391,525	(2)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	4,097,000		$8.67	1,391,525

(1)	Consists of shares subject to outstanding stock options, under the INmune Bio, Inc. 2021 Stock Incentive Plan (the “2021 Plan”), the 2019 Stock Incentive Plan (the “2019 Plan”) and INmune Bio, Inc. 2017 Stock Incentive Plan (the “2017 Plan) some of which are vested and some of which remain subject to the vesting of the respective equity award.

(2)	Consists of shares available for future issuance under the 2021 Plan, 2019 Plan and the 2017 Plan. As of December 31, 2021, an aggregate of 1,375,549 shares of common stock were available for issuance under the 2021 Plan, 7,313 shares of common stock were available for issuance under the 2019 Plan and 8,663 shares of common stock were available for issuance under the 2017 Plan.

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

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15. Exhibits.

Exhibit No.	Description of Exhibit
1.1	Form of Placement Agent Agreement (Incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-1/A filed with the SEC on November 20, 2018).

1.2	Underwriting Agreement dated July 16, 2020 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on July 16, 2020).

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of INmune Bio Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K Filed with the SEC on December 30, 2020).

4.1	Description of Securities of INmune Bio, Inc.

4.2	Form of Registrant’s common stock certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

4.3	Form of Placement Agent Common Stock Warrant (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

4.4	Rights Agreement, dated as of December 30, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2020).

4.5	Amendment No. 1 to the Rights Agreement between INmune Bio, Inc. and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

10.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.2	License Agreement between INmune Bio, Inc. and Immune Ventures LLC (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.3	Assignment and Assumption Agreement with Immune Ventures LLC (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.4	Exclusive License Agreement by the University of Pittsburgh of the Common Wealth system of Higher Education and Immune Ventures LLC (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.5	First Amendment to Exclusive License Agreement by and between the University of Pittsburgh of the Commonwealth system of Higher Education and Immune Ventures, LLC (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.6	Material Transfer and License Agreement between Anthony Nolan Cord Blood Bank and Immune Bio International LTD. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.7	Employment Agreement between INmune Bio Inc. and Raymond Tesi (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.8	Employment Agreement between INmune Bio Inc. and David Moss (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.9	Consulting Agreement between INmune Bio Inc. and Mark Lowdell (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.10	INmune Bio, Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.11	Form of Incentive Option Agreement with employees (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.12	Form of Incentive Option Agreement with non-employee directors (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.13	License Agreement between INmune Bio Inc. and Xencor, Inc. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.14	Amendment to the Consultancy Agreement between INmune Bio Inc. and Mark Lowdell (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.15	First Amendment to Stock Issuance Agreement (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.16	Form of Waiver of Registration Rights. (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

10.17	Form of Subscription Agreement to be used in connection with the Best Efforts Offering (Incorporated by reference to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

10.18	Purchase Agreement between INmune Bio Inc. and Lincoln Park Capital Fund, LLC, dated May 15, 2019 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2019).

10.19	Registration Rights Agreement between INmune Bio Inc. and Lincoln Park Capital Fund, LLC, dated May 15, 2019 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 16, 2019).

10.20	Amendment to Securities Purchase Agreement between INmune Bio, Inc. and Raymond J. Tesi (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.21	Amendment to Securities Purchase Agreement between INmune Bio, Inc. and David J. Moss (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.22	Sublease between INmune Bio Inc. and CTI-Clinical Trial Services, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on May 24, 2019).

10.23	Amendment No. 2 to Securities Purchase Agreement between INmune Bio, Inc. and Raymond J. Tesi (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 24, 2019).

10.24	INmune Bio, Inc. 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.29 to the Form 10-K filed with the SEC on March 11, 2020).

10.25	At-the-Market Sales Agreement, dated April 16, 2020 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2020).

10.26	Amendment NO. 1 to At-the-Market Sales Agreement 2020 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 19, 2020).

10.27	Employment Agreement effective as of January 1, 2021 between INmune Bio Inc. and Raymond J. Tesi (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 4, 2021).

10.28	Employment Agreement effective as of January 1, 2021 between INmune Bio Inc. and David Moss (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 4, 2021).

10.29	Form of Securities Purchase Agreement (incorporated by reference to the Current Report on 8-K filed with the SEC on July 15, 2021).

10.30	Form of Placement Agency Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.31	Lease Agreement dated September 13, 2021 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 15, 2021).

10.32	At-the-Market Sales Agreement, dated March 10, 2021 between the Company and BTIG, LLC (incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.33	Financial Advisory Agreement dated March 29, 2021 between the Company and National Securities Corp. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 29, 2021).

10.34	INmune Bio, Inc. 2021 Stock Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 3, 2021).

10.35	Option Cancellation Agreement between the Company and Xencor, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.36	First Amendment to License Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.37	Loan and Security Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.38	Warrant to purchase common stock issued to SVB Innovation Credit Fund VIII, L.P. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.39	Warrant to purchase common stock issued to Silicon Valley Bank (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.40	Form of nonqualified stock option agreement option agreement between the Company and non-employee directors (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 24, 2021).

10.41	Form of incentive stock option agreement between the Company and employees (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 24, 2021).

10.42	Securities Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.43	Placement Agency Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.44	Lease Agreement dated September 13, 2021 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 15, 2021).

10.45	Amendment No. 1 to Rights Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 20, 2021).

21.1	Subsidiaries (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 4, 2021).

23.1	Consent of Marcum LLP, independent registered public accounting firm.

31.1	Certification of principal executive officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMUNE BIO INC.

/s/ Raymond J. Tesi, M.D.
Dated: March 3, 2022	Raymond J. Tesi, M.D.
Chief Executive Officer
(Principal Executive Officer)

/s/ David J. Moss
Dated: March 3, 2022	David J. Moss
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. Tesi, M.D.
Raymond J. Tesi, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2022

/s/ David J. Moss
David J. Moss	Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)	March 3, 2022

/s/ Timothy Schroeder
Timothy Schroeder	Director	March 3, 2022

/s/ J. Kelly Ganjei
J. Kelly Ganjei	Director	March 3, 2022

/s/ Scott Juda, JD
Scott Juda, JD	Director	March 3, 2022

/s/ Edgardo Baracchini
Edgardo Baracchini	Director	March 3, 2022

/s/ Marcia Allen
Marcia Allen	Director	March 3, 2022