Form 10-Q
period 2022-03-31
Inmune Bio, Inc.
filed 2022-05-05
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

INMUNE BIO INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5205835
(State of incorporation)	(I.R.S. Employer Identification No.)

David Moss

225 NE Mizner Blvd., Suite 640

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

As of May 5, 2022, there were 17,945,995 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,729	$74,810
Research and development tax credit receivable	5,149	4,913
Other tax receivable	499	591
Prepaid expenses	4,668	2,278
Prepaid expenses – related party	14	14

TOTAL CURRENT ASSETS	77,059	82,606

Operating lease – right of use asset – related party	681	726
Other assets	99	99
Acquired in-process research and development intangible assets	16,514	16,514

TOTAL ASSETS	$94,353	$99,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,551	$3,733
Accounts payable and accrued liabilities – related parties	9	80
Deferred liabilities	584	474
Operating lease, current liabilities	82	72
TOTAL CURRENT LIABILITIES	3,226	4,359

Long-term debt, less debt discount	14,514	14,458
Long-term operating lease liabilities	684	704
Accrued liability – long-term	287	199
TOTAL LIABILITIES	18,711	19,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 17,945,995 and 17,843,303 shares issued and outstanding, respectively	18	18
Additional paid-in capital	146,186	143,921
Accumulated other comprehensive income	56	1
Accumulated deficit	(70,618)	(63,715)
TOTAL STOCKHOLDERS’ EQUITY	75,642	80,225

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,353	$99,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2022	2021

REVENUE	$163	$4

OPERATING EXPENSES
General and administrative	2,332	2,061
Research and development	4,309	2,491
Total operating expenses	6,641	4,552

LOSS FROM OPERATIONS	(6,478)	(4,548)

OTHER EXPENSE
Other expense, net	(425)	(8)
Total other expense, net	(425)	(8)

NET LOSS	$(6,903)	$(4,556)

Net loss per common share – basic and diluted	$(0.39)	$(0.32)

Weighted average number of common shares outstanding – basic and diluted	17,870,285	14,322,659

COMPREHENSIVE LOSS
Net loss	$(6,903)	$(4,556)
Other comprehensive income – foreign currency translation	55	1
Total comprehensive loss	$(6,848)	$(4,555)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2021	17,843,303	$18	$143,921	$1	$(63,715)	$80,225
Issuance of common stock for cash	82,900	-	699	-	-	699
Exercise of warrants for cash	19,792	-	30	-	-	30
Stock-based compensation	-	-	1,536	-	-	1,536
Gain on foreign currency translation	-	-	-	55	-	55
Net loss	-	-	-	-	(6,903)	(6,903)
Balance as of March 31, 2022	17,945,995	$18	$146,186	$56	$(70,618)	$75,642

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

INMUNE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,903)	$(4,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,536	899
Accretion of debt discount	56	-
Changes in operating assets and liabilities:
Research and development tax credit receivable	(236)	(504)
Other tax receivable	92	(41)
Prepaid expenses	(2,390)	(1,294)
Prepaid expenses – related party	-	(15)
Accounts payable and accrued liabilities	(1,182)	54
Accounts payable and accrued liabilities – related parties	(71)	(24)
Deferred liabilities	110	401
Accrued liability – long-term	88	-
Operating lease liabilities	35	(12)
Net cash used in operating activities	(8,865)	(5,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	699	28,446
Net proceeds from the exercise of warrants	30	18
Net cash provided by financing activities	729	28,464

Impact on cash from foreign currency translation	55	1

NET (DECREASE) INCREASE IN CASH	(8,081)	23,373

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,810	21,967

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,729	$45,340

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$291	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

INmune Bio, Inc. (the “Company” or “INmune Bio”) was organized in the State of Nevada on September 25, 2015, and is a clinical stage biotechnology pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune Bio has two product platforms. The DN-TNF product platform (XPro1595, XPro™, pegipanermin) utilizes dominant-negative technology to selectively neutralize soluble TNF, a key driver of innate immune dysfunction and mechanistic target of many diseases. DN-TNF is currently being developed for Alzheimer’s and treatment resistant depression (XPro™) and cancer (INB03). The Natural Killer Cell Priming Platform includes INKmune™ aimed at priming the patient’s NK cells to eliminate minimal residual disease in patients with cancer. INmune Bio’s product platforms utilize a precision medicine approach for the treatment of a wide variety of hematologic malignancies, solid tumors and chronic inflammation.

NOTE 2 – LIQUIDITY

As of March 31, 2022, the Company had an accumulated deficit of $70,618,000 and experienced losses since its inception. Losses have principally occurred as a result of the substantial resources required for research and development of the Company’s products, which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and achieve its business plan:

●

During March 2022, the Company sold 82,900 shares of common stock to certain officers and directors of the Company at a price per share of $8.43 (which was the closing price of the Company’s common stock on March 22, 2022) for gross proceeds of $0.7 million

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

Although it is difficult to predict the Company’s liquidity requirements, as of March 31, 2022, and based upon the Company’s current operating plan, the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of March 31, 2022. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

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

In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 3, 2022.

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

At March 31, 2022 and 2021, the Company had potentially issuable shares as follows:

	March 31,
	2022	2021
Stock options	4,859,333	3,655,549
Warrants	80,221	2,126,047
Total	4,939,554	5,781,596

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company on January 1, 2023. Early adoption is permitted. The Company is currently assessing the effect that this ASU will have on its condensed financial position, results of operations, and disclosures.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2022, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At March 31, 2022 and December 31, 2021, the Company recorded a research and development tax credit receivable in the amount of $3,225,000 and $3,319,000, respectively. During the three months ended March 31, 2022 and 2021, the Company received $0 of R&D tax credit reimbursements from the UK.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At March 31, 2022 and December 31, 2021, the Company recorded a research and development tax credit receivable of $1,924,000 and $1,594,000, respectively, for R&D expenses incurred in Australia. During the three months ended March 31, 2022 and 2021, the Company received $0 R&D tax credit reimbursements from Australia.

Xencor, Inc. License Agreement

On October 3, 2017, the Company entered into a license agreement (“Xencor License Agreement”) with Xencor, Inc. (“Xencor”), which discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor. During June 2021, the Company entered into the First Amendment to License Agreement. Pursuant to the Xencor License Agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials (as defined in the license agreement) to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein known as “XPro” that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation (“Licensed Products”). The Company believes the protein has numerous medical applications. Such additional alternative applications of the technology are available under the Xencor License Agreement. As part of the purchase price for entering into the Xencor License Agreement, the Company issued Xencor fully vested warrants to purchase an additional number of shares of common stock equal to 10% of the fully diluted company shares immediately following such purchase. On June 10, 2021, the Company and Xencor entered into an Option Cancellation Agreement whereby Xencor terminated its warrant to purchase 10% of the fully diluted shares of the Company in exchange for a cash payment of $15,000,000 and 192,533 shares of the Company’s common stock. The Company filed a registration statement covering the resale of these shares during September 2021 and agreed to keep the registration statement continuously effective until all such shares cease to be outstanding or otherwise cease to be registrable securities as defined in the Option Cancellation Agreement.

The Company also agreed to pay Xencor a royalty on Net Sales of all Licensed Products in a given calendar year, which are payable on a country-by- country and licensed product by licensed product basis until the date that is the later of (a) the expiration of the last to expire valid claim covering such Licensed Product in such country or (b) ten years following the first sale to a third party of the licensed product in such country. In addition, the Company agreed to pay Xencor a percentage of any sublicensing revenue that it receives.

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

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by Immune Ventures. RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer, are the owners of Immune Ventures. No sales have occurred under this license.

The term of the agreement began on October 29, 2015 and ends on a country-by-country basis on the date of the expiration of the last to expire patent rights where patent rights exists, unless terminated earlier in accordance with the agreement. Upon the termination of the agreement, we shall have a fully paid up, perpetual, royalty-free license without further obligation to Immune Ventures. The agreement can be terminated by Immune Ventures if, after 60 days from the Company’s receipt of notice that the Company has not made a payment under the agreement, and the Company still does not make this payment. On July 20, 2018, the parties amended the agreement under which the Company was required achieve milestones pursuant to the agreement. On October 30, 2020, the parties executed an additional amendment to the agreement under which the Company is required to achieve the following milestones:

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

The Company had no amounts owed pursuant to the PITT Agreement as of March 31, 2022.

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

Below is a summary of the Company’s right-of-use assets and liabilities:

(in thousands, except years and rate)	March 31, 2022	December 31, 2021
Right-of-use asset (La Jolla lease)	$108	$118
Right-of-use asset (Boca Raton lease)	573	608
Total	$681	$726

Operating lease, current liability (La Jolla lease)	$66	$52
Operating lease, current liability (Boca Raton lease)	16	20
Total	82	72

Long-term operating lease liability (La Jolla lease)	73	84
Long-term operating lease liability (Boca Raton lease)	611	620
	684	704
Total lease liability	$766	$776

Weighted-average remaining lease term	4.5 years	4.6 years

Weighted-average discount rate	11.70%	11.70%

NOTE 6 – RELATED PARTY TRANSACTIONS

UCL

At March 31, 2022 and December 31, 2021, the Company owed UCL Consultants Limited (“UCL”) $9,000 and $10,000, respectively, in connection with medical research performed on behalf of the Company. During the three months ended March 31, 2022 and 2021, the Company paid UCL $32,000 and $88,000, respectively, for medical research performed on behalf of the Company. At March 31, 2022 and December 31, 2021, the Company recorded $14,000 of prepaid expenses – related party for payments made to UCL in advance of services to be provided. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

AmplifyBio

At March 31, 2022 and December 31, 2021, the Company owed AmplifyBio $0 and $70,000, respectively in connection with medical research performed on behalf of the Company. The CEO of AmplifyBio is on the Board of Directors of the Company. During the three months ended March 31, 2022 and 2021, the Company paid AmplifyBio $80,000 and $0, respectively, for pre-clinical research performed on behalf of the Company.

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

The term loan and debt discount are as follows as of March 31, 2022:

(in thousands)

Term Loan	$15,000
Less: debt discount and financing costs, net	(486)
Less: current portion	-
Long-term debt	$14,514

For the three months ended March 31, 2022, the Company recognized interest expense of $435,000 related to the Term Loan.

The Company is required to make interest only payments monthly until July 1, 2023 at which time the Company shall make interest and principal payments monthly through the maturity date of January 1, 2025.  All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.  The Term Loan provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 4.50% and (ii) 7.75%. At March 31, 2022, the interest rate was 8.0%.

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

The expected repayment of the $15.0 million Term loan principal is as follows as of March 31, 2022:

(in thousands, except years)

2022	$-
2023	5,833
2024	9,167
Total debt	15,000

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Term Loan, the breach of certain of its other covenants under the Term Loan, or the occurrence of a material adverse change, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, and will have the right to receive the final payment fee and, if the payment of principal and interest is due prior to maturity, the applicable prepayment fee. The Company was in compliance with its debt covenants at March 31, 2022.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock – Issuance to Directors and Officers

During the three months ended March 31, 2022, directors and officers of the Company purchased 82,900 shares of the Company’s common stock  at a per share of $8.43 (which was the closing price of the Company’s common stock on March 22, 2022) for gross proceeds of $699,000.

Common Stock – At the Market Offering

During the three months ended March 31, 2021, the Company sold 1,439,480 shares of its common stock for aggregate gross proceeds of approximately $29.0 million (net proceeds of approximately $28.4 million) under the 2020 ATM program. The Company paid BTIG commissions and fees of $582,000 in connection with the sale of these shares.

Stock options

During the three months ended March 31, 2022, the Company granted certain employees and directors options to purchase 789,000 shares of its common stock pursuant to the 2021 Incentive Stock Plans. The stock options have a fair value of approximately $5.3 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.60% - 2.36% based on the applicable US Treasury bill rate (2) expected life of 6.0 – 10.0 years, (3) expected volatility of approximately 105% - 108% based on the trading history of similar companies, and (4) zero expected dividends.

The following table summarizes stock option activity during the three months ended March 31, 2022:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	4,097,000	$8.67	7.21	$14,414
Options granted	789,000	$8.03	-	-
Options exercised	-	$-	-	-
Options cancelled	(26,667)	$10.38	-	-
Outstanding at March 31, 2022	4,859,333	$8.65	7.70	$9,026
Exercisable at March 31, 2022	2,942,016	$6.62	6.72	$6,793

During the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense of approximately $1.5 million and $0.9 million, respectively, related to the vesting of stock options. As of March 31, 2022, there was approximately $17.1 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.64 years.

Warrants

The Company issued warrants to the Company’s lenders upon obtaining its loan in June 2021. The warrants have a 10-year term and an exercise price of $14.05. At March 31, 2022, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

The Company issued warrants to its placement agents in connection with its February 2019 initial public offering. The warrants are exercisable until December 19, 2023 and have an exercise price of $9.60. At March 31, 2021, 28,688 of these warrants are outstanding and the intrinsic value is $0.

During 2017, the Company issued warrants to purchase shares of the Company’s common stock to a third party in conjunction with common stock sold for cash. The warrants had a $1.50 exercise price. During the three months ended March 31, 2022, the 19,792 of these warrants were exercised for cash proceeds of approximately $30,000. At March 31, 2022, none of these warrants are outstanding.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three months ended March 31, 2022 and 2021 respectively:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Research and development	$573	$186
General and administrative	963	713
Total	$1,536	$899

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

NOTE 9 – COLLABORATIVE AGREEMENTS

During 2020, the Company was awarded a $0.5 million grant from the Amyotrophic Lateral Sclerosis (“ALS”) Association to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the three months ended March 31, 2022 and 2021, the Company received $0.0 million and $0.1 million, respectively, of cash proceeds pursuant to this grant which the Company recorded as deferred liabilities. The Company offsets costs incurred related to this research against the grants. As of March 31, 2022 and December 31, 2021, the Company recorded approximately $0.2 million and $0.3 million, respectively, as deferred liabilities in the consolidated balance sheet related to the ALS grant.

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (“NIH”). The grant will support a Phase 2 study of XPro1595 in patients with treatment resistant depression. As of March 31, 2022, the Company has not received any proceeds pursuant to this grant.

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

Future minimum payments pursuant to the leases are as follows:

(in thousands, except years)

2022	$135
2023	221
2024	219
2025	192
2026	198
Thereafter	51
Total lease payments	1,016
Less: imputed interest	(250)
Present value of future lease payments	766
Less: operating lease, current liabilities	(82)
Long-term operating lease liabilities	$684

During the three months ended March 31, 2022 and 2021, the Company recognized $54,000 and $13,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

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

The successful completion of the Phase I trial in AD has informed the design of two Phase II trials in patients with AD; one in mild AD and the other in mild cognitive impairment (MCI). The mild AD trial will be a blinded randomized trial to test if treatment of mild AD patients with neuroinflammation will affect cognitive decline. The Phase II trial has six important elements. Two hundred patients will be enrolled in a 2:1 ratio (XPro vs placebo). The patients will receive 1mg/kg/week as a subcutaneous injection for six months. An enrichment strategy identical to the successful strategy used in the Phase I trial will be used to ensure patients have neuroinflammation. Patients will need to have some combination of elevated C-reactive protein, hemoglobin A1c, erythrocyte sedimentation rated in the blood and at least one allele of ApoE4. The primary end-point will be Early/mild Alzheimer’s Cognitive Composite (“EMACC”), a validated cognitive measure that is more sensitive than traditional end-points used in many studies of patients with early AD. The trial will be performed in North America and Australia and enrolled its first patient in April 2022. We expect top-line clinical data to be available late-2023. All patients will be offered to stay on therapy for at least 12 months in an extension trial. Clinical and biomarker data will be collected during the extension trial.

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

Effective therapy for TRD is a large unmet need. Twenty percent of patients with a Major Depressive Disorder have TRD. Once third of TRD patients have peripheral biomarkers to inflammation (elevated CRP). This is a large patient population. The role of TNF and anti-TNF therapeutics was explored in a small open label clinical trial by Prof. Andrew Miller, MD of Emory University demonstrated the patients have elevated TNF levels and treatment with infliximab treated their depression (Miller, 2011). The Company received a $2.9M USD award from the National Institute of Mental Health (“NIMH”) to treat TRD with XPro. The blinded, randomized Phase II trial will use biomarkers of peripheral inflammation to select patients with TRD for enrollment. Patients will be treated for 6 weeks. Primary end-points include both clinical and neuroimaging measures. The final trial design is ongoing and discussions with the FDA are not complete. The Company anticipates receiving authorization to initiate the clinical trial in the second half of 2022.

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

Since our inception in 2015, we have devoted substantially all of our resources to the discovery and development of our product candidates, including clinical trials and preclinical studies as well as general and administrative support for these operations. To date, we have generated no significant revenue. We have incurred net losses in each year since our inception and, as of March 31, 2022, we had an accumulated deficit of approximately $70.6 million. Our net losses were $6,903,000 and $4,556,000 for the three months ended March 31, 2022 and 2021, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation.

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

We participate, through our wholly-owned subsidiary in the United Kingdom, in the research and development program provided by the United Kingdom tax relief program, such that a percentage of our qualifying research and development expenditures are reimbursed by the United Kingdom government, and such incentives are reflected as a reduction of research and development expense. The United Kingdom research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. The Company expects to receive research and development tax incentives during 2022 for qualifying expenditures incurred prior to December 31, 2021. However, the United Kingdom recently enacted changes to the research and development tax incentive whereby the Company does not expect to be eligible to receive the United Kingdom tax incentives beginning with expenditures incurred during 2022.

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

Other income (expense)

Other expense consists primarily of interest expense incurred on debt.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Revenues	$163	$4	$159
Operating expenses:
Research and development	4,309	2,491	1,818
General and administrative	2,332	2,061	271
Total operating expenses	6,641	4,552	2,089
Loss from operations	(6,478)	(4,548)	(1,930)
Other expense, net	(425)	(8)	(417)
Net loss	$(6,903)	$(4,556)	$(2,347)

Revenues

During the three months ended March 31, 2022 and 2021, the Company sold mesenchymal stem/stromal cells (MSC’s) to one third-party and recognized $163,000 and $4,000, respectively, of revenues.

General and Administrative

General and administrative expenses were approximately $2.3 million during the three months ended March 31, 2022, compared to approximately $2.1 million during the three months ended March 31, 2021. The increase in general and administrative expenses is largely due to higher stock-based compensation ($0.3 million higher during the three months ended March 31, 2022).

Research and Development

Research and development expenses were approximately $4.3 million during the three months ended March 31, 2022, compared to approximately $2.5 million during the three months ended March 31, 2021.   The increase in research and development expenses during the three months ending March 31, 2022 compared to the three months ending March 31, 2021 is largely due to the Company incurring higher expenses on the Company’s clinical trials in mild AD and MCI ($2.1 million higher) and higher compensation expense, including stock-based compensation ($0.7 million higher), partially offset by lower COVID-19 clinical trial expense ($0.7 million lower) and lower manufacturing expense ($0.3 million lower).

Other Expense, net

The increase in other expense is due to the Company incurring interest expense on debt which the Company obtained during June 2021.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $6.9 million and $4.6 million for the three months ended March 31, 2022 and 2021, respectively. Net cash used in operating activities was $8.9 million and $5.1 million for the three months ended March 31, 2022 and 2021, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of March 31, 2022, we had cash and cash equivalents of approximately $66.7 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, compensation and related expenses, professional fees, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs various expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of March 31, 2022, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.2 million. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

As of March 31, 2022, the Company had an accumulated deficit of $70.6 million and working capital of $73.8 million. Losses have principally occurred as a result of stock-based compensation expense as well as the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of revenues until such time as the Company’s products are commercialized. As of March 31, 2022, we had cash and cash equivalents of approximately $66.7 million. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of March 31, 2022.

Common Stock – Issuance to Directors and Officers

During the three months ended March 31, 2022, certain directors and officers of the Company purchased 82,900 shares of the Company’s common stock for $0.7 million.

ATM Sales Agreement

During the three months ended March 31, 2021, we issued and sold 1,439,480 shares of common stock at an average price of $20.17 per share under the 2020 ATM program. The aggregate net proceeds were approximately $28.4 million after BTIG’s commission and other offering expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash and cash equivalents (used in) provided by:
Operating activities	$(8,865)	$(5,092)
Financing activities	729	28,464
Change in cash and cash equivalents	(8,136)	23,372
Impact on cash from foreign currency translation	55	1
Cash and cash equivalents, beginning of period	74,810	21,967
Cash and cash equivalents, end of period	$66,729	$45,340

Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used approximately $8.9 million of cash during the three months ended March 31, 2022, resulting from our loss of $6.9 million and changes in our net operating assets and liabilities of $3.6 million, partially offset by non-cash stock-based compensation of $1.5 million. The change in our net operating assets and liabilities was mainly due to an increase in prepaid expenses of approximately $2.4 million, and a decrease in accounts payable and accrued liabilities of $1.2 million.

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

Financing Activities

During the three months ended March 31, 2022, the Company sold 82,900 shares of its common stock to certain officers and directors for approximately $0.7 million.

During the three months ended March 31, 2021, the Company sold 1,439,480 shares of its common stock under its 2020 ATM program for net proceeds of approximately $28.4 million.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and there have been no material changes during the three months ended March 31, 2022.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the three months ended March 31, 2022, the Company did not sell any unregistered shares of common stock except as previously reported by the Company on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description
10.1	Form of securities purchase agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2022)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INmune Bio Inc.

Date: May 5, 2022	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)