Form 10-Q
period 2022-06-30
Inmune Bio, Inc.
filed 2022-08-03
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

As of August 3, 2022, there were 17,945,995 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,213	$74,810
Research and development tax credit receivable	4,926	4,913
Other tax receivable	134	591
Prepaid expenses	4,222	2,278
Prepaid expenses – related party	51	14

TOTAL CURRENT ASSETS	70,546	82,606

Operating lease – right of use asset	650	726
Other assets	99	99
Acquired in-process research and development intangible assets	16,514	16,514

TOTAL ASSETS	$87,809	$99,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,687	$3,733
Accounts payable and accrued liabilities – related parties	9	80
Deferred liabilities	476	474
Operating lease, current liabilities	113	72
TOTAL CURRENT LIABILITIES	2,285	4,359

Long-term debt, less debt discount	14,571	14,458
Long-term operating lease liabilities	645	704
Accrued liability – long-term	375	199
TOTAL LIABILITIES	17,876	19,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 17,945,995 and 17,843,303 shares issued and outstanding, respectively	18	18
Additional paid-in capital	148,072	143,921
Accumulated other comprehensive (loss) income	(701)	1
Accumulated deficit	(77,456)	(63,715)
TOTAL STOCKHOLDERS’ EQUITY	69,933	80,225

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,809	$99,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE	$16	$-	$179	$4

OPERATING EXPENSES
General and administrative	2,215	2,090	4,547	4,151
Research and development	4,189	4,464	8,498	6,955
Total operating expenses	6,404	6,554	13,045	11,106

LOSS FROM OPERATIONS	(6,388)	(6,554)	(12,866)	(11,102)

OTHER EXPENSE	(450)	(101)	(875)	(109)

NET LOSS	$(6,838)	$(6,655)	$(13,741)	$(11,211)

Net loss per common share – basic and diluted	$(0.38)	$(0.44)	$(0.77)	$(0.77)

Weighted average common shares outstanding - basic and diluted	17,945,995	14,974,953	17,908,349	14,650,608

COMPREHENSIVE LOSS
Net loss	$(6,838)	$(6,655)	$(13,741)	$(11,211)
Other comprehensive loss - foreign currency translation	(757)	(62)	(702)	(61)

Total comprehensive loss	$(7,595)	$(6,717)	$(14,443)	$(11,272)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	17,843,303	$18	$143,921	$1	$(63,715)	$80,225
Issuance of common stock for cash	82,900	-	699	-	-	699
Exercise of warrants for cash	19,792	-	30	-	-	30
Stock-based compensation	-	-	1,536	-	-	1,536
Gain on foreign currency translation	-	-	-	55	-	55
Net loss	-	-	-	-	(6,903)	(6,903)
Balance as of March 31, 2022	17,945,995	18	146,186	$56	(70,618)	75,642
Stock-based compensation	-	-	1,886	-	-	1,886
Loss on foreign currency translation	-	-	-	(757)	-	(757)
Net loss	-	-	-	-	(6,838)	(6,838)
Balance as of June 30, 2022	17,945,995	$18	$148,072	$(701)	$(77,456)	$69,933

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

INMUNE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,741)	$(11,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,422	1,668
Accretion of debt discount	113	16
Changes in operating assets and liabilities:
Research and development tax credit receivable	(13)	(1,382)
Other tax receivable	457	62
Prepaid expenses	(1,944)	(1,175)
Prepaid expenses – related party	(37)	(15)
Accounts payable and accrued liabilities	(2,046)	843
Accounts payable and accrued liabilities – related parties	(71)	(25)
Deferred liabilities	2	393
Accrued liability – long-term	176	24
Operating lease liabilities	58	1
Net cash used in operating activities	(13,624)	(10,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to Xencor to settle warrant for acquired research and development intangible assets	-	(15,000)
Net cash used in investing activities	-	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	699	28,446
Net proceeds from the exercise of warrants	30	18
Net proceeds from the issuance of debt	-	14,951
Net cash provided by financing activities	729	43,415

Impact on cash from foreign currency translation	(702)	(61)

NET (DECREASE) INCREASE IN CASH	(13,597)	17,553

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,810	21,967

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,213	$39,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$601	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to Xencor to settle warrant issued for acquired research and development intangible assets	$-	$3,300
Warrants issued as debt inducement	$-	$619

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

NOTE 2 – LIQUIDITY

As of June 30, 2022, the Company had an accumulated deficit of $77,456,000 and experienced losses since its inception. The Company had cash, cash equivalents of $61,213,000 as of June 30, 2022 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily through the sale of its common stock. Although it is difficult to predict the Company’s liquidity requirements, as of June 30, 2022, and based upon the Company’s current operating plan, the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of June 30, 2022.

Management expects operating losses to continue for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the manufacturing, clinical and preclinical development activities as well as the commercialization of the Company’s products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations.

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

Fair Value of Financial Instruments

The Company measures certain assets and liabilities in accordance with authoritative guidance which requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented.

The carrying amounts of financial instruments such as cash and cash equivalents, research and development tax credit receivable, other receivable, prepaid expenses, and accounts payable and accrued liabilities approximate the related fair values due to the short-term maturities of these instruments.

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

At June 30, 2022 and 2021, the Company had potentially issuable shares as follows:

	June 30,
	2022	2021
Stock options	4,851,000	3,892,000
Warrants	74,074	100,013
Total	4,925,074	3,992,013

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2022, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At June 30, 2022 and December 31, 2021, the Company recorded a research and development tax credit receivable in the amount of $2,982,000 and $3,319,000, respectively. During the six months ended June 30, 2022 and 2021, the Company received $0 of R&D tax credit reimbursements from the UK.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At June 30, 2022 and December 31, 2021, the Company recorded a research and development tax credit receivable of $1,944,000 and $1,594,000, respectively, for R&D expenses incurred in Australia. During the six months ended June 30, 2022 and 2021, the Company received $0 R&D tax credit reimbursements from Australia.

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

The Company had no amounts owed pursuant to the PITT Agreement as of June 30, 2022.

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

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022:
Cash equivalents
Money market fund	$59,716	$59,716	$-	$-
Total cash equivalents	$59,716	$59,716	$-	$-

The Company had no assets and liabilities measured at fair value on a recurring basis as of December 31, 2021.

NOTE 6 – LEASE

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

Below is a summary of the Company’s right-of-use assets and liabilities:

(in thousands, except years and rate)	June 30, 2022	December 31, 2021
Right-of-use asset (La Jolla lease)	$99	$118
Right-of-use asset (Boca Raton lease)	551	608
Total	$650	$726

Operating lease, current liability (La Jolla lease)	$81	$52
Operating lease, current liability (Boca Raton lease)	32	20
Total	113	72

Long-term operating lease liability (La Jolla lease)	62	84
Long-term operating lease liability (Boca Raton lease)	583	620
	645	704
Total lease liability	$758	$776

Weighted-average remaining lease term	4.3 years	4.6 years

Weighted-average discount rate	11.69%	11.70%

NOTE 7 – RELATED PARTY TRANSACTIONS

UCL

At June 30, 2022 and December 31, 2021, the Company owed UCL Consultants Limited (“UCL”) $9,000 and $10,000, respectively, in connection with medical research performed on behalf of the Company. During the six months ended June 30, 2022 and 2021, the Company paid UCL $123,000 and $132,000, respectively, for medical research performed on behalf of the Company. At June 30, 2022 and December 31, 2021, the Company recorded $51,000 and $0, respectively, of prepaid expenses – related party for payments made to UCL in advance of services to be provided. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

AmplifyBio

At June 30, 2022 and December 31, 2021, the Company owed AmplifyBio $0 and $70,000, respectively in connection with medical research performed on behalf of the Company. The CEO of AmplifyBio is on the Board of Directors of the Company. During the six months ended June 30, 2022 and 2021, the Company paid AmplifyBio $138,000 and $0, respectively, for pre-clinical research performed on behalf of the Company.

NOTE 8 – DEBT

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

The term loan and debt discount are as follows as of June 30, 2022:

(in thousands)

Term Loan	$15,000
Less: debt discount and financing costs, net	(429)
Less: current portion	-
Long-term debt	$14,571

For the six months ended June 30, 2022, the Company recognized interest expense of $900,000 related to the Term Loan.

The Company is required to make interest only payments monthly until July 1, 2023 at which time the Company shall make interest and principal payments monthly through the maturity date of January 1, 2025.  All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.  The Term Loan provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 4.50% and (ii) 7.75%. At June 30, 2022, the interest rate was 9.25%.

The Term Loan includes a final payment fee equal to 6.5% of the original principal amount borrowed payable on the earlier of the repayment of the loan in full and the maturity date.  The Company has the option to prepay the outstanding balance of the term loans in full, subject to a prepayment premium of (i) 2% of the original principal amount borrowed for any prepayment after the first anniversary and on or before the second anniversary of the loan or (ii) 1% of the original principal amount borrowed for any prepayment after the second anniversary of the loan but before the maturity date.

The expected repayment of the $15.0 million Term loan principal is as follows as of June 30, 2022:

(in thousands, except years)

2022	$-
2023	5,833
2024	9,167
Total debt	15,000

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Term Loan, the breach of certain of its other covenants under the Term Loan, or the occurrence of a material adverse change, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, and will have the right to receive the final payment fee and, if the payment of principal and interest is due prior to maturity, the applicable prepayment fee. The Company was in compliance with its debt covenants at June 30, 2022.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock – Issuance to Directors and Officers

During the six months ended June 30, 2022, directors and officers of the Company purchased 82,900 shares of the Company’s common stock from the Company at $8.43 per share (which was the closing price of the Company’s common stock on March 22, 2022) for gross proceeds of $699,000.

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

Stock options

During the six months ended June 30, 2022, the Company granted certain employees and directors options to purchase 819,000 shares of its common stock pursuant to the 2021 Incentive Stock Plans. The stock options had a fair value of approximately $5.5 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.60% - 3.06% based on the applicable US Treasury bill rate (2) expected life of 6.0 – 10.0 years, (3) expected volatility of approximately 105% - 108% based on the trading history of similar companies, and (4) zero expected dividends.

The following table summarizes stock option activity during the six months ended June 30, 2022:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	4,097,000	$8.67	7.21	$14,414
Options granted	819,000	$8.01	-	-
Options exercised	-	$-	-	-
Options cancelled	(65,000)	$11.12	-	-
Outstanding at June 30, 2022	4,851,000	$8.62	7.47	$10,730
Exercisable at June 30, 2022	3,130,081	$6.73	6.58	$8,678

During the six months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense of approximately $3.4 million and $1.7 million, respectively, related to the vesting of stock options. As of June 30, 2022, there was approximately $14.9 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.39 years.

Warrants

The Company issued warrants to the Company’s lenders upon obtaining its loan in June 2021. The warrants have a 10-year term and an exercise price of $14.05. At June 30, 2022, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

The Company issued warrants to its placement agents in connection with its February 2019 initial public offering. The warrants are exercisable until December 19, 2023 and have an exercise price of $9.60. At June 30, 2022, 28,688 of these warrants are outstanding and the intrinsic value is $0.

During the six months ended June 30, 2022, a third party exercised 19,792 warrants which were issued in 2017 for cash proceeds of approximately $30,000.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 respectively:

(in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Research and development	$673	$199	$1,246	$385
General and administrative	1,213	570	2,176	1,283
Total	$1,886	$769	$3,422	$1,668

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

NOTE 10 – COLLABORATIVE AGREEMENTS

During 2020, the Company was awarded a $0.5 million grant from the Amyotrophic Lateral Sclerosis (“ALS”) Association to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the six months ended June 30, 2022 and 2021, the Company received $0.0 million and $0.1 million, respectively, of cash proceeds pursuant to this grant which the Company recorded as deferred liabilities. The Company offsets costs incurred related to this research against the grants. As of June 30, 2022 and December 31, 2021, the Company recorded approximately $0.2 million and $0.3 million, respectively, as deferred liabilities in the consolidated balance sheet related to the ALS grant.

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (“NIH”). The grant will support a Phase 2 study of XPro1595 in patients with treatment resistant depression. As of June 30, 2022, the Company has not received any proceeds pursuant to this grant.

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

Future minimum payments pursuant to the leases are as follows:

(in thousands, except years)

2022	$105
2023	221
2024	219
2025	192
2026	198
Thereafter	51
Total lease payments	986
Less: imputed interest	(228)
Present value of future lease payments	758
Less: operating lease, current liabilities	(113)
Long-term operating lease liabilities	$645

During the six months ended June 30, 2022 and 2021, the Company recognized $108,000 and $26,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

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

Description of Business

Overview

We are a clinical-stage immunology company focused on developing drugs that may reprogram the patient’s innate immune system to treat disease. We believe this may be done by targeting cells of the innate immune system that cause acute and chronic inflammation and are involved in the immune dysfunction associated with chronic diseases such as cancer and neurodegenerative diseases. The Company’s drugs are in clinical trials and have not been approved by a regulatory authority. The Company has two therapeutic platforms – dominant-negative TNF platform (“DN-TNF”, “XPro™”, “XPro1595™” or “pegipanermin”) and the Natural Killer (“NK”, or “INKmune™”) platform. The DN-TNF platform neutralizes soluble TNF (“sTNF”) without affecting trans-membrane TNF (“tmTNF”) or TNF receptors -TNFR1 and TNFR2. This unique biologic mechanism differentiates the DN-TNF drugs from currently approved non-selective TNF inhibitors that inhibit both sTNF and tmTNF. Protecting the function of tmTNF and TNF receptors while neutralizing the function of sTNF is a potent anti-inflammatory strategy that does not cause immunosuppression or demyelination which occur in the currently approved non-selective TNF inhibitors. Currently approved non-selective TNF inhibitors treat autoimmune disease, but are contraindicated in patients with infection, cancer and neurologic diseases because they increase the risk of infection, cancer and demyelinating neurologic diseases, respectively; all the safety problems are due to off-target effects on inhibiting tmTNF. The NK platform targets the dysfunctional natural killer cells in patients with cancer. NK cells are part of the normal immunologic response to cancer with important roles in immunosurveillance to prevent cancer and in preventing relapse by eliminating residual disease. Residual disease is the cancer left behind after therapy is finished. Residual disease can grow to cause relapse. The mechanism by which INKmune improves the ability of the patient’s NK cells to kill their cancer is complex. The NK cells of cancer patients lose the ability to bind and kill cancer cells. A measure of NK cell binding to cancer cells is avidity. The higher the avidity, the greater the bond between the NK cell to cancer cell and thus the greater NK killing of cancer cells. INKmune increase NK avidity and further improves mitochondrial function and upregulates nutrient receptors. These metabolic changes may help the INKmune primed NK cell to function in the hostile tumor microenvironment and persist much longer. These mechanisms improve the ability of INKmune primed NK cells to overcome the immune evasion of the patient’s cancer cells. We believe INKmune is best used to eliminate residual disease after the patient has completed other cancer therapies. Both the DN-TNF platform and the INKmune platform can be used to treat multiple diseases. The DN-TNF platform will be used as an immunotherapy for the treatment of cancer and neurodegenerative disease. INKmune is being developed to treat NK sensitive hematologic malignancies and solid tumors.

We believe our DN-TNF platform can be used as a cancer therapy to reverse resistance in immunotherapy and as a CNS (“central nervous system”) therapy to target glial activation to prevent progression of Alzheimer’s disease (“AD”), and to target neuroinflammation in treatment resistant depression (“TRD”). The drug is named differently for the oncology and CNS indications; INB03™ or XPro™, respectively, but it is the same drug product. In each case, we believe neutralizing sTNF is a cornerstone to the treatment of these diseases. As an immunotherapy for cancer, we are using INB03 to neutralize sTNF produced by HER2+ trastuzumab resistant breast cancers to reverse resistance to targeted therapy. sTNF produced by the tumor causes an up-regulation of MUC4 express causing steric hindrance of trastuzumab binding to the HER receptor on HER2+ breast cancer cells. Without binding, trastuzumab is not effective. Neutralizing sTNF reverses MUC4 expression converting a trastuzumab resistant breast cancer cell into a trastuzumab sensitive breast cancer cell. In addition, INB03 changes the immunobiology of the tumor microenvironment by decreasing the number of immunosuppressive myeloid cells, both myeloid derived suppressor cells and tumor active macrophages, and increasing the number of cytotoxic lymphocytes and phagocytic macrophages in the TME. The Company has completed an open label dose escalation trial in cancer patients with metastatic solid tumors that have failed multiple lines of therapy. The trial informs the design of the Phase II trial by demonstrating that INB03 was safe and well tolerated, defined the dose of INB03 to carry into Phase II trials, and demonstrated a pharmacodynamic end-point. A Phase II trial is planned in patients with advanced MUC4+ expressing cancer.

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

The successful completion of the Phase I trial in AD has informed the design of two Phase II trials in patients with AD; one in mild AD and the other in mild cognitive impairment (MCI). The mild AD trial will be a blinded randomized trial to test if treatment of mild AD patients with neuroinflammation will affect cognitive decline. The Phase II trial has six important elements. Two hundred patients will be enrolled in a 2:1 ratio (XPro vs placebo). The patients will receive 1mg/kg/week as a subcutaneous injection for six months. An enrichment strategy identical to the successful strategy used in the Phase I trial will be used to ensure patients have neuroinflammation. Patients will need to have one or more enrichment criteria: elevated C-reactive protein, hemoglobin A1c, erythrocyte sedimentation rated in the blood and at least one allele of ApoE4. The primary end-point will be Early/mild Alzheimer’s Cognitive Composite (“EMACC”), a validated cognitive measure that is more sensitive than traditional end-points used in many studies of patients with early AD. The trial will be performed in North America and Australia and enrolled its first patient in April 2022. We expect top-line clinical data to be available late-2023. All patients will be offered to stay on therapy for at least 12 months in an extension trial. Clinical and biomarker data will be collected during the extension trial.

The second Phase II trial will be a blinded randomized trial in patients with MCI in which the Company plans to enroll 60 patients in two arms in a 2:1 ratio (1mg/kg/week XPro, placebo). Patients will be treated for 3 months. Patients must have at least one ApoE4 allele to qualify for the trial. The primary end-point is EMACC, a sensitive cognitive end-point validated for use in patients with early AD. Secondary clinical endpoints include the CDR-SB, Cogstate Battery, E-Cog, NPI, and ADCS-ADL. Imaging endpoints of neuroinflammation (White matter free water), white matter integrity (apparent fiber density, radial diffusivity), and gray matter quality (cortical disarray measurement) will be assessed via MRI. Changes in brain metabolism will be assessed via FDG-PET. Additional secondary measures of function include EEG, and speech and language. All patients in both trials will be eligible to continue on XPro for at least 6 additional months. Clinical and MRI metrics will be followed during the extension trial.  The Company may amend the clinical trial design from time-to-time to improve the quality of the data or the probability of success.

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

We believe that INKmune improves the ability of the patient’s own NK cells to attack their tumor. INKmune interacts with the patient’s NK cells to convert them from inert resting NK cells into memory-like NK cells that kill the patient’s cancer cells. INKmune is a replication incompetent proprietary cell line that is given to the patient after determining that i) the patient has adequate NK cells in their circulation and ii) those NK cells are functional when exposed to INKmune in vitro. INKmune is designed to be given to patients after their immune system has recovered after cytotoxic chemotherapy to target the residual disease the remains after treatment with cytotoxic therapy. We believe INKmune can be used to treat numerous hematologic malignancies and solid tumors including leukemia, multiple myeloma, lymphoma, lung, ovary, breast, renal and prostate cancer. The Company has initiated a Phase I trial using INKmune to treat patients with high risk MDS/AML, a form of leukemia. One patient has been treated in the Phase I trial for MDS and two patients have been treated compassionately in AML. In the three patients, INKmune therapy is safe, produces memory-like NK cells that kill cancer in vitro, promotes development of cancer killing memory-like NK cells that can be found in the patient’s circulation of 4 months. The Company will continue to enroll patients in the Phase I trial. The Company intends to initiate a separate Phase I trial of INKmune in a solid tumor late 2022 or early 2023.

Since our inception in 2015, we have devoted substantially all of our resources to the discovery and development of our product candidates, including clinical trials and preclinical studies as well as general and administrative support for these operations. To date, we have generated no significant revenue. We have incurred net losses in each year since our inception and, as of June 30, 2022, we had an accumulated deficit of approximately $77.5 million. Our net losses were $13,741,000 and $11,211,000 for the six months ended June 30, 2022 and 2021, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation. We anticipate that we will continue to generate losses for the foreseeable future.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Revenues	$16	$-	$16
Operating expenses:
Research and development	4,189	4,464	(275)
General and administrative	2,215	2,090	125
Total operating expenses	6,404	6,554	(150)
Loss from operations	(6,388)	(6,554)	(166)
Other expense	(450)	(101)	349
Net loss	$(6,838)	$(6,655)	$183

Revenues

During the six months ended June 30, 2022, the Company sold MSC’s to one third-party and recognized $16,000 of revenues.

General and Administrative

General and administrative expenses were approximately $2.2 million during the six months ended June 30, 2022, compared to approximately $2.1 million during the six months ended June 30, 2021. The increase in general and administrative expenses is largely due to higher compensation, including stock-based compensation ($0.6 million higher during the three months ended June 30, 2022), partially offset by lower consulting expense ($0.6 million lower during the three months ended June 30, 2022).

Research and Development

Research and development expenses were approximately $4.2 million during the three months ended June 30, 2022, compared to approximately $4.5 million during the three months ended June 30, 2021. The decrease in research and development expenses during the three months ending June 30, 2022 compared to the three months ending June 30, 2021 is largely due to lower costs associated with manufacturing additional drugs ($0.9 million decrease), and incurring lower costs in connection with the Company’s terminated COVID-19 clinical trial ($1.2 million decrease), partially offset by higher compensation, including stock-based compensation ($0.7 million) and higher costs incurred on the Company's Alzheimer’s and mild cognitive impairment clinical trials ($0.7 million higher).

Other Expense

The Company’s other expense is higher in 2022 due to the Company incurring interest expense from a loan the Company obtained in June 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Revenues	$179	$4	$175
Operating expenses:
Research and development	8,498	6,955	1,543
General and administrative	4,547	4,151	396
Total operating expenses	13,045	11,106	1,939
Loss from operations	(12,866)	(11,102)	(1,764)
Other expense	(875)	(109)	(766)
Net loss	$(13,741)	$(11,211)	$(2,530)

Revenues

During the six months ended June 30, 2022, and 2021, the Company sold MSC’s to one third-party and recognized $179,000 and $4,000, respectively, of revenues.

General and Administrative

General and administrative expenses were approximately $4.5 million during the three months ended June 30, 2022, compared to approximately $4.2 million during the six months ended June 30, 2021. The increase in general and administrative expenses is largely due to higher compensation, including stock-based compensation ($1.1 million higher during the six months ended June 30, 2022), partially offset by lower consulting expense ($1.0 million lower during the six months ended June 30, 2022).

Research and Development

Research and development expenses were approximately $8.5 million during the six months ended June 30, 2022, compared to approximately $7.0 million during the six months ended June 30, 2021.   The increase in research and development expenses during the six months ending June 30, 2022 compared to the six months ending June 30, 2021 is largely due to additional amounts incurred related to the Company’s Alzheimer’s and mild cognitive impairment clinical trials ($2.8 million higher), higher compensation expense, including stock-based compensation ($1.3 million increase), partially offset by incurring less costs in connection with the Company’s terminated COVID-19 clinical trial ($1.9 million decrease), and incurring lower costs manufacturing additional drug ($1.2 million decrease).

Other Income (Expense)

The Company’s other expense is higher in 2022 due to the Company incurring interest expense from a loan the Company obtained in June 2021.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $13.7 million and $11.2 million for the six months ended June 30, 2022 and 2021, respectively. Net cash used in operating activities was $13.6 million and $10.8 million for the six months ended June 30, 2022 and 2021, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of June 30, 2022, we had cash and cash equivalents of approximately $61.2 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, compensation and related expenses, professional fees, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs various expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of June 30, 2022, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.4 million. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

As of June 30, 2022, the Company had an accumulated deficit of $77.5 million and working capital of $68.3 million. Losses have principally occurred as a result of stock-based compensation expense as well as the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of revenues until such time as the Company’s products are commercialized. As of June 30, 2022, we had cash and cash equivalents of approximately $61.2 million. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of June 30, 2022. We anticipate, however, that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. Although we expect to finance future cash needs through public equity or debt offerings, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Common Stock – Issuance to Directors and Officers

During the six months ended June 30, 2022, certain directors and officers of the Company purchased 82,900 shares of the Company’s common stock for $0.7 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash and cash equivalents (used in) provided by:
Operating activities	$(13,624)	$(10,801)
Investing activities	-	(15,000)
Financing activities	729	43,415
Change in cash and cash equivalents	(12,895)	17,614
Impact on cash from foreign currency translation	(702)	(61)
Cash and cash equivalents, beginning of period	74,810	21,967
Cash and cash equivalents, end of period	$61,213	$39,520

Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used approximately $13.6 million of cash during the six months ended June 30, 2022, resulting from our loss of $13.7 million and changes in our net operating assets and liabilities of $3.4 million, partially offset by non-cash stock-based compensation of $3.4 million. The change in our net operating assets and liabilities was mainly due to an increase in prepaid expenses of approximately $1.9 million, and a decrease in accounts payable and accrued liabilities of $2.0 million, partially offset by a decrease in other tax receivable of $0.5 million.

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

Investing Activities

During the six months ended June 30, 2021, the Company paid Xencor $15.0 million to settle an option to acquire 10% of the Company’s common stock on a fully diluted basis which was issued to acquire the Company’s acquired in-process research and development intangible asset.

Financing Activities

During the six months ended June 30, 2022, the Company sold 82,900 shares of its common stock to certain officers and directors for approximately $0.7 million.

During the six months ended June 30, 2021, the Company sold 1,439,480 shares of its common stock under its 2020 ATM program for net proceeds of approximately $28.4 million. The Company also obtained $15.0 million in cash proceeds from the issuance of debt.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and there have been no material changes during the six months ended June 30, 2022.

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

INmune Bio Inc.

Date: August 3, 2022	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2022	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)