Form 10-Q
period 2022-09-30
Inmune Bio, Inc.
filed 2022-11-02
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of November 2, 2022, there were 17,945,995 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,405	$74,810
Research and development tax credit receivable	4,417	4,913
Other tax receivable	114	591
Prepaid expenses	4,599	2,278
Prepaid expenses – related party	123	14

TOTAL CURRENT ASSETS	66,658	82,606

Operating lease – right of use asset	529	726
Other assets	99	99
Acquired in-process research and development intangible assets	16,514	16,514

TOTAL ASSETS	$83,800	$99,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,465	$3,733
Accounts payable and accrued liabilities – related parties	8	80
Deferred liabilities	778	474
Current portion of long-term debt	2,500	-
Operating lease, current liabilities	144	72
TOTAL CURRENT LIABILITIES	6,895	4,359

Long-term debt, net	12,129	14,458
Long-term operating lease liabilities	607	704
Accrued liability – long-term	463	199
TOTAL LIABILITIES	20,094	19,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 17,945,995 and 17,843,303 shares issued and outstanding, respectively	18	18
Additional paid-in capital	150,011	143,921
Accumulated other comprehensive (loss) income	(1,142)	1
Accumulated deficit	(85,181)	(63,715)
TOTAL STOCKHOLDERS’ EQUITY	63,706	80,225

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,800	$99,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE	$98	$14	$277	$18

OPERATING EXPENSES
General and administrative	2,382	2,515	6,929	6,666
Research and development	5,159	6,520	13,657	13,475
Total operating expenses	7,541	9,035	20,586	20,141

LOSS FROM OPERATIONS	(7,443)	(9,021)	(20,309)	(20,123)

OTHER EXPENSE, NET	(282)	(437)	(1,157)	(546)

NET LOSS	$(7,725)	$(9,458)	$(21,466)	$(20,669)

Net loss per common share – basic and diluted	$(0.43)	$(0.55)	$(1.20)	$(1.33)

Weighted average common shares outstanding - basic and diluted	17,945,995	17,329,379	17,921,036	15,553,344

COMPREHENSIVE LOSS
Net loss	$(7,725)	$(9,458)	$(21,466)	$(20,669)
Other comprehensive loss - foreign currency translation	(441)	(68)	(1,143)	(129)

Total comprehensive loss	$(8,166)	$(9,526)	$(22,609)	$(20,798)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	17,843,303	$18	$143,921	$1	$(63,715)	$80,225
Issuance of common stock for cash	82,900	-	699	-	-	699
Exercise of warrants for cash	19,792	-	30	-	-	30
Stock-based compensation	-	-	1,536	-	-	1,536
Gain on foreign currency translation	-	-	-	55	-	55
Net loss	-	-	-	-	(6,903)	(6,903)
Balance as of March 31, 2022	17,945,995	$18	$146,186	$56	$(70,618)	$75,642
Stock-based compensation	-	-	1,886	-	-	1,886
Loss on foreign currency translation	-	-	-	(757)	-	(757)
Net loss	-	-	-	-	(6,838)	(6,838)
Balance as of June 30, 2022	17,945,995	$18	$148,072	$(701)	$(77,456)	$69,933
Stock-based compensation	-	-	1,939	-	-	1,939
Loss on foreign currency translation	-	-	-	(441)	-	(441)
Net loss	-	-	-	-	(7,725)	(7,725)
Balance as of September 30, 2022	17,945,995	$18	$150,011	$(1,142)	$(85,181)	$63,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	13,481,283	$13	$72,105	$11	$(33,375)	$38,754
Issuance of common stock for cash	1,439,480	2	28,444	-	-	28,446
Exercise of warrants for cash	11,875	-	18	-	-	18
Stock-based compensation	-	-	899	-	-	899
Gain on foreign currency translation	-	-	-	1	-	1
Net loss	-	-	-	-	(4,556)	(4,556)
Balance as of March 31, 2021	14,932,638	$15	$101,466	$12	$(37,931)	$63,562
Stock-based compensation	-	-	769	-	-	769
Settlement of Xencor warrant for cash and common stock	192,533	-	(15,000)	-	-	(15,000)
Warrants issued to lenders as debt inducement	-	-	619	-	-	619
Loss on foreign currency translation	-	-	-	(62)	-	(62)
Net loss	-	-	-	-	(6,655)	(6,655)
Balance as of June 30, 2021	15,125,171	$15	$87,854	$(50)	$(44,586)	$43,233
Issuance of common stock for cash	2,531,374	3	51,804	-	-	51,807
Cashless exercise of warrants	3,758	-	-	-	-	-
Exercise of stock options	183,000	-	1,135	-	-	1,135
Stock-based compensation	-	-	1,606	-	-	1,606
Loss on foreign currency translation	-	-	-	(68)	-	(68)
Net loss	-	-	-	-	(9,458)	(9,458)
Balance as of September 30, 2021	17,843,303	$18	$142,399	$(118)	$(54,044)	$88,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,466)	$(20,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,361	3,274
Accretion of debt discount	171	69
Impairment of operating lease – right of use asset	89	-
Changes in operating assets and liabilities:
Research and development tax credit receivable	496	(3,272)
Other tax receivable	477	(75)
Prepaid expenses	(2,321)	(1,080)
Prepaid expenses – related party	(109)	(14)
Other assets	-	(99)
Accounts payable and accrued liabilities	(268)	2,703
Accounts payable and accrued liabilities – related parties	(72)	(24)
Deferred liabilities	304	351
Accrued liability – long-term	264	111
Operating lease liabilities	83	1
Net cash used in operating activities	(16,991)	(18,724)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to Xencor to settle warrant for acquired research and development intangible assets	-	(15,000)
Net cash used in investing activities	-	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	699	80,253
Net proceeds from exercise of stock options	-	1,135
Net proceeds from the exercise of warrants	30	18
Net proceeds from the issuance of debt	-	14,951
Net cash provided by financing activities	729	96,357

Impact on cash from foreign currency translation	(1,143)	(129)

NET (DECREASE) INCREASE IN CASH	(17,405)	62,504

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,810	21,967

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,405	$84,471

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$962	$265

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to Xencor to settle warrant issued for acquired research and development intangible assets	$-	$3,300
Warrants issued as debt inducement	$-	$619

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

NOTE 2 – LIQUIDITY

As of September 30, 2022, the Company had an accumulated deficit of $85,181,000 and experienced losses since its inception. The Company had cash, cash equivalents of $57,405,000 as of September 30, 2022 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily through the sale of its common stock. Although it is difficult to predict the Company’s liquidity requirements, as of September 30, 2022, and based upon the Company’s current operating plan, the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of September 30, 2022.

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

At September 30, 2022 and 2021, the Company had potentially issuable shares as follows:

	September 30,
	2022	2021
Stock options	4,851,000	4,082,000
Warrants	74,074	93,866
Total	4,925,074	4,175,866

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2022, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At September 30, 2022 and December 31, 2021, the Company recorded a research and development tax credit receivable in the amount of $2,566,000 and $3,319,000, respectively. The reduction in the research and development tax credit receivable is primarily due to a stronger US dollar. During the nine months ended September 30, 2022 and 2021, the Company received $0 of R&D tax credit reimbursements from the UK.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At September 30, 2022 and December 31, 2021, the Company recorded a research and development tax credit receivable of $1,851,000 and $1,594,000, respectively, for R&D expenses incurred in Australia. During the nine months ended September 30, 2022 and 2021, the Company received $0 R&D tax credit reimbursements from Australia.

Xencor, Inc. License Agreement

On October 3, 2017, the Company entered into a license agreement (“Xencor License Agreement”) with Xencor, Inc. (“Xencor”), which discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor. On June 10, 2021, the Company and Xencor entered into a First Amendment to License Agreement pursuant to which, among other things, Section 3.2 of the Xencor License Agreement was amended to change the due diligence milestones. Pursuant to the Xencor License Agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials (as defined in the license agreement) to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein known as “XPro” that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation (“Licensed Products”). The Company believes the protein has numerous medical applications. Such additional alternative applications of the technology are available under the Xencor License Agreement. As part of the purchase price for entering into the Xencor License Agreement, the Company issued Xencor fully vested warrants to purchase an additional number of shares of common stock equal to 10% of the fully diluted company shares immediately following such purchase. On June 10, 2021, the Company and Xencor entered into an Option Cancellation Agreement whereby Xencor terminated its warrant to purchase 10% of the fully diluted shares of the Company in exchange for a cash payment of $15,000,000 and 192,533 shares of the Company’s common stock. The Company filed a registration statement covering the resale of these shares during September 2021 and agreed to keep the registration statement continuously effective until all such shares cease to be outstanding or otherwise cease to be registrable securities as defined in the Option Cancellation Agreement.

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

The Company had no amounts owed pursuant to the PITT Agreement as of September 30, 2022.

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

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022:
Cash equivalents
Money market fund	$56,177	$56,177	$-	$-
Total cash equivalents	$56,177	$56,177	$-	$-

The Company had no assets and liabilities measured at fair value on a recurring basis as of December 31, 2021.

NOTE 6 – LEASE

In May 2019, the Company signed a sublease agreement with a related party for office space in La Jolla, California, which served as the former headquarters of the Company. The lease has a 61-month term, which corresponds to the lease term of the lessor. The lessor is CTI Clinical Trial & Consulting Services (“CTI”). CTI is majority-owned by a member of the Company’s Board of Directors. During 2021, the Company moved its corporate headquarters to Boca Raton, Florida. The Company intended to sublease its office space in La Jolla but was unable to find a tenant. The Company recorded a right-of-use asset impairment of $89,000 within general and administrative expenses during the nine months ended September 30, 2022 on its La Jolla lease.

In September 2021, the Company signed a lease with a third party for office space in Boca Raton, Florida. The lease agreement has a 64-month term and commenced during the fourth quarter of 2021.

Below is a summary of the Company’s right-of-use assets and liabilities:

(in thousands, except years and rate)	September 30, 2022	December 31, 2021
Right-of-use asset (La Jolla lease)	$-	$118
Right-of-use asset (Boca Raton lease)	529	608
Total	$529	$726

Operating lease, current liability (La Jolla lease)	$93	$52
Operating lease, current liability (Boca Raton lease)	51	20
Total	144	72

Long-term operating lease liability (La Jolla lease)	52	84
Long-term operating lease liability (Boca Raton lease)	555	620
	607	704
Total lease liability	$751	$776

Weighted-average remaining lease term	3.9 years	4.6 years

Weighted-average discount rate	11.68%	11.70%

NOTE 7 – RELATED PARTY TRANSACTIONS

UCL

At September 30, 2022 and December 31, 2021, the Company owed UCL Consultants Limited (“UCL”) $8,000 and $10,000, respectively, in connection with medical research performed on behalf of the Company. During the nine months ended September 30, 2022 and 2021, the Company paid UCL $486,000 and $176,000, respectively, for medical research performed on behalf of the Company. At September 30, 2022 and December 31, 2021, the Company recorded $123,000 and $0, respectively, of prepaid expenses – related party for payments made to UCL in advance of services to be provided. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

AmplifyBio

At September 30, 2022 and December 31, 2021, the Company owed AmplifyBio $0 and $70,000, respectively in connection with medical research performed on behalf of the Company. The CEO of AmplifyBio is on the Board of Directors of the Company. During the nine months ended September 30, 2022 and 2021, the Company paid AmplifyBio $145,000 and $0, respectively, for pre-clinical research performed on behalf of the Company.

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

The term loan and debt discount are as follows as of September 30, 2022:

(in thousands)
Term Loan	$15,000
Less: debt discount and financing costs, net	(371)
Less: current portion	(2,500)
Long-term debt	$12,129

For the nine months ended September 30, 2022, the Company recognized interest expense of $1,424,000 related to the Term Loan.

The Company is required to make interest only payments monthly until July 1, 2023 at which time the Company shall make interest and principal payments monthly through the maturity date of January 1, 2025.  All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.  The Term Loan provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 4.50% and (ii) 7.75%. At September 30, 2022, the interest rate was 10.75%.

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

The expected repayment of the $15.0 million Term loan principal is as follows as of September 30, 2022:

(in thousands, except years)
2022	$-
2023	5,833
2024	9,167
Total debt	15,000

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Term Loan, the breach of certain of its other covenants under the Term Loan, or the occurrence of a material adverse change, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, and will have the right to receive the final payment fee and, if the payment of principal and interest is due prior to maturity, the applicable prepayment fee. The Company was in compliance with its debt covenants at September 30, 2022.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock – Issuance to Directors and Officers

During the nine months ended September 30, 2022, directors and officers of the Company purchased 82,900 shares of the Company’s common stock from the Company at $8.43 per share (which was the closing price of the Company’s common stock on March 22, 2022) for gross proceeds of $699,000.

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

Stock options

During the nine months ended September 30, 2022, the Company granted certain employees and directors options to purchase 819,000 shares of its common stock pursuant to the 2021 Incentive Stock Plans. The stock options had a fair value of approximately $5.5 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.60% - 3.06% based on the applicable US Treasury bill rate (2) expected life of 6.0 – 10.0 years, (3) expected volatility of approximately 105% - 108% based on the trading history of similar companies, and (4) zero expected dividends.

The following table summarizes stock option activity during the nine months ended September 30, 2022:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	4,097,000	$8.67	7.21	$14,414
Options granted	819,000	$8.01	-	-
Options exercised	-	$-	-	-
Options cancelled	(65,000)	$11.12	-	-
Outstanding at September 30, 2022	4,851,000	$8.62	7.22	$3,916
Exercisable at September 30, 2022	3,438,590	$7.24	6.48	$3,643

During the nine months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense of approximately $5.4 million and $3.3 million, respectively, related to the vesting of stock options. As of September 30, 2022, there was approximately $13.0 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.17 years.

Warrants

The Company issued warrants to the Company’s lenders upon obtaining its loan in June 2021. The warrants have a 10-year term and an exercise price of $14.05. At September 30, 2022, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

The Company issued warrants to its placement agents in connection with its February 2019 initial public offering. The warrants are exercisable until December 19, 2023 and have an exercise price of $9.60. At September 30, 2022, 28,688 of these warrants are outstanding and the intrinsic value is $0.

During the nine months ended September 30, 2022, a third party exercised 19,792 warrants which were issued in 2017 for cash proceeds of approximately $30,000.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 respectively:

(in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Research and development	$725	$705	$1,971	$1,090
General and administrative	1,214	901	3,390	2,184
Total	$1,939	$1,606	$5,361	$3,274

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

NOTE 10 – COLLABORATIVE AGREEMENTS

During 2020, the Company was awarded a $0.5 million grant from the Amyotrophic Lateral Sclerosis (“ALS”) Association to fund a study of the efficacy of XPro1595 to reverse ALS in vitro and to fund a study of the efficacy of XPro1595 to protect against ALS model phenotypes in vivo. During the nine months ended September 30, 2022 and 2021, the Company received $0.0 million and $0.1 million, respectively, of cash proceeds pursuant to this grant which the Company recorded as deferred liabilities. The Company offsets costs incurred related to this research against the grants. As of September 30, 2022 and December 31, 2021, the Company recorded approximately $0.1 million and $0.3 million, respectively, as deferred liabilities in the consolidated balance sheet related to the ALS grant.

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (“NIH”). The grant will support a Phase 2 study of XPro1595 in patients with treatment resistant depression. As of September 30, 2022, the Company has not received any proceeds pursuant to this grant.

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

Future minimum payments pursuant to the leases are as follows:

(in thousands, except years)
2022	$76
2023	221
2024	219
2025	192
2026	198
Thereafter	51
Total lease payments	957
Less: imputed interest	(206)
Present value of future lease payments	751
Less: operating lease, current liabilities	(144)
Long-term operating lease liabilities	$607

During the nine months ended September 30, 2022 and 2021, the Company recognized $162,000 and $45,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

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

Description of Business

Overview

We are a clinical-stage immunology company focused on developing drugs that may reprogram the patient’s innate immune system to treat disease. We believe this may be done by targeting cells of the innate immune system that cause acute and chronic inflammation and are involved in the immune dysfunction associated with chronic diseases such as cancer and neurodegenerative diseases. The Company’s drugs are in clinical trials and have not been approved by a regulatory authority. The Company has two therapeutic platforms – a dominant-negative TNF platform (“DN-TNF”, “XPro™”, “XPro1595™” or “pegipanermin”) and a Natural Killer (“NK”, or “INKmune™”) platform. The DN-TNF platform neutralizes soluble TNF (“sTNF”) without affecting trans-membrane TNF (“tmTNF”) or TNF receptors -TNFR1 and TNFR2. This unique biologic mechanism differentiates the DN-TNF drugs from currently approved non-selective TNF inhibitors that inhibit both sTNF and tmTNF. Protecting the function of tmTNF and TNF receptors while neutralizing the function of sTNF is a potent anti-inflammatory strategy that does not cause immunosuppression or demyelination which occur in the currently approved non-selective TNF inhibitors. Currently approved non-selective TNF inhibitors treat autoimmune disease, but are contraindicated in patients with infection, cancer and neurologic diseases because they increase the risk of infection, cancer and demyelinating neurologic diseases, respectively; all the safety problems are due to off-target effects on inhibiting tmTNF. The NK platform targets the dysfunctional natural killer cells in patients with cancer. NK cells are part of the normal immunologic response to cancer with important roles in immunosurveillance to prevent cancer and in preventing relapse by eliminating residual disease. Residual disease is the cancer left behind after therapy is finished. Residual disease can grow to cause relapse. The mechanism by which INKmune improves the ability of the patient’s NK cells to kill their cancer is complex. The NK cells of cancer patients lose the ability to bind and kill cancer cells. A measure of NK cell binding to cancer cells is avidity. The higher the avidity, the greater the bond between the NK cell to cancer cell and thus the greater NK killing of cancer cells. INKmune increase NK avidity and further improves mitochondrial function and upregulates nutrient receptors. These metabolic changes may help the INKmune primed NK cell to function in the hostile tumor microenvironment and persist much longer. These mechanisms improve the ability of INKmune primed NK cells to overcome the immune evasion of the patient’s cancer cells. We believe INKmune is best used to eliminate residual disease after the patient has completed other cancer therapies. Both the DN-TNF platform and the INKmune platform can be used to treat multiple diseases. The DN-TNF platform will be used as an immunotherapy for the treatment of cancer and neurodegenerative disease. INKmune is being developed to treat NK sensitive hematologic malignancies and solid tumors.

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

Likewise, we believe the DN-TNF platform can be used to treat selected neurodegenerative diseases by modifying the brain microenvironment (“BME”). The Company believes the core pathology of cognitive decline is a combination of neurodegeneration and synaptic dysfunction. XPro completed a Phase I trial treating patients with Alzheimer’s disease that was partially funded by a Part-the-Clouds Award from the Alzheimer’s Association. We believe XPro targets activated microglia and astrocytes of the brain that produce sTNF that promotes nerve cell loss and synaptic dysfunction, key elements in the development of dementia. In animal models, elimination of sTNF prevents nerve cell dysfunction and reverses synaptic pruning. The Phase I trial in patients with biomarkers of inflammation with AD has been completed. The open label, dose escalation trial is designed to demonstrate that XPro can safely decrease neuroinflammation in patients with AD. The endpoints of the trial are measures of neuroinflammation and neurodegeneration in blood and cerebral spinal fluid, measures of neuroinflammation by measuring cytokines in the CSF and MRI by measuring white matter free water. XPro, at the 1mg/kg/week dose decreased inflammatory cytokines in the CSF and white matter free water in the brain demonstrating that XPro can decrease neuroinflammation in patients with AD. We also studied downstream benefits of decreasing neuroinflammation by measuring changes in the CSF proteome and quantifying changes in novel white matter MRI biomarkers. XPro significantly decreases biomarkers of neurodegeneration as measured by changes in the CSF proteome including neurofilament light chain, phospho Tau 217 and VILIP-1; decreases of 84%, 46% and 91% respectively after 3 months of therapy. Three months of XPro therapy improved measures of synaptic function, as measured in the CSF proteome including a 222% increase in Contactin 2 and a 56% decrease neurogranin, proteins that contribute to improved synaptic function.

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

The second Phase II trial will be a blinded randomized trial in patients with MCI in which the Company plans to enroll 60 patients in two arms in a 2:1 ratio (1mg/kg/week XPro, placebo). Patients will be treated for 3 months. Patients must have at least one of the enrichment criteria used in the mild ADi trial to qualify for the trial. The primary end-point is EMACC, a sensitive cognitive end-point validated for use in patients with early AD. Secondary clinical endpoints include the CDR-SB, Cogstate Battery, E-Cog, NPI, and ADCS-ADL. Imaging endpoints of neuroinflammation (white matter free water) and white matter quality (apparent fiber density and radial diffusivity in Alzheimer’s disease tracts) and gray matter quality (cortical disarray measurement) will be will be assessed via MRI. Changes in brain metabolism will be assessed via FDG-PET. Additional secondary measures of function include EEG, and speech and language. All patients in this trial will be eligible to continue on XPro for at least 12 additional months. Clinical and MRI metrics will be followed during the extension trial.  The Company may amend the clinical trial design from time-to-time to improve the quality of the data or the probability of success.

Effective therapy for TRD is a large unmet need. Twenty percent of patients with a Major Depressive Disorder have TRD. Once third of TRD patients have peripheral biomarkers to inflammation (elevated CRP). This is a large patient population. The role of TNF and anti-TNF therapeutics was explored in a small open label clinical trial by Prof. Andrew Miller, MD of Emory University demonstrated the patients have elevated TNF levels and treatment with infliximab treated their depression (Miller, 2011). The Company received a $2.9M USD award from the National Institute of Mental Health (“NIMH”) to treat TRD with XPro. The blinded, randomized Phase II trial will use biomarkers of peripheral inflammation to select patients with TRD for enrollment. Patients will be treated for 6 weeks. Primary end-points include both clinical and neuroimaging measures. The final trial design is ongoing and discussions with the FDA are not complete. The Company anticipates receiving authorization to initiate the clinical trial once the pending clinical hold is lifted.

We believe that INKmune improves the ability of the patient’s own NK cells to attack their tumor. INKmune interacts with the patient’s NK cells to convert them from inert resting NK cells into memory-like NK cells that kill the patient’s cancer cells. INKmune is a replication incompetent proprietary cell line that is given to the patient after determining that i) the patient has adequate NK cells in their circulation and ii) those NK cells are functional when exposed to INKmune in vitro. INKmune is designed to be given to patients after their immune system has recovered after cytotoxic chemotherapy to target the residual disease the remains after treatment with cytotoxic therapy. We believe INKmune can be used to treat numerous hematologic malignancies and solid tumors including leukemia, multiple myeloma, lymphoma, lung, ovary, breast, renal and prostate cancer. The Company has initiated a Phase I trial using INKmune to treat patients with high risk MDS/AML, a form of leukemia. One patient has been treated in the Phase I trial for MDS and three patients have been treated compassionately in AML. In the four patients, INKmune therapy is safe, produces memory-like NK cells that kill cancer in vitro, promotes development of cancer killing memory-like NK cells that can be found in the patient’s circulation of 4 months. The Company will continue to enroll patients in the Phase I trial. The Company intends to initiate a separate Phase I/2 trial of INKmune in a solid tumor during the first half of 2023.

We believe that INKmune improves the ability of the patient’s own NK cells to attack their tumor. INKmune interacts with the patient’s NK cells to convert them from inert resting NK cells into memory-like NK cells that kill the patient’s cancer cells. INKmune is a replication incompetent proprietary cell line that is given to the patient after determining that i) the patient has adequate NK cells in their circulation and ii) those NK cells are functional when exposed to INKmune in vitro. INKmune is designed to be given to patients after their immune system has recovered after cytotoxic chemotherapy to target the residual disease the remains after treatment with cytotoxic therapy. We believe INKmune can be used to treat numerous hematologic malignancies and solid tumors including leukemia, multiple myeloma, lymphoma, lung, ovary, breast, renal and prostate cancer. The Company has initiated a Phase I trial using INKmune to treat patients with high risk MDS/AML, a form of leukemia. One patient has been treated in the Phase I trial for MDS and three patients have been treated compassionately in AML. In the four patients, INKmune therapy is safe, produces memory-like NK cells that kill cancer in vitro, promotes development of cancer killing memory-like NK cells that can be found in the patient’s circulation of 4 months. The Company will continue to enroll patients in the Phase I trial.

Since our inception in 2015, we have devoted substantially all of our resources to the discovery and development of our product candidates, including clinical trials and preclinical studies as well as general and administrative support for these operations. To date, we have generated no significant revenue. We have incurred net losses in each year since our inception and, as of September 30, 2022, we had an accumulated deficit of approximately $85.2 million. Our net losses were $21,466,000 and $20,669,000 for the nine months ended September 30, 2022 and 2021, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation. We anticipate that we will continue to generate losses for the foreseeable future.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Revenues	$98	$14	$84
Operating expenses:
Research and development	5,159	6,520	(1,361)
General and administrative	2,382	2,515	(133)
Total operating expenses	7,541	9,035	(1,494)
Loss from operations	(7,443)	(9,021)	1,578
Other expense, net	(282)	(437)	155
Net loss	$(7,725)	$(9,458)	$1,733

Revenues

During the nine months ended September 30, 2022 and 2021, the Company sold MSC’s to one third-party and recognized $98,000 and $14,000, respectively, of revenues.

General and Administrative

General and administrative expenses were approximately $2.4 million during the nine months ended September 30, 2022, compared to approximately $2.5 million during the nine months ended September 30, 2021. The decrease in general and administrative expenses is largely due to $0.4 million lower consulting fees, partially offset by $0.3 million higher compensation, including stock-based compensation.

Research and Development

Research and development expenses were approximately $5.2 million during the three months ended September 30, 2022, compared to approximately $6.5 million during the three months ended September 30, 2021. The decrease in research and development expenses during the three months ending September 30, 2022 compared to the three months ending September 30, 2021 is largely due to incurring $1.8 million less expenses associated with our Alzheimer’s and mild cognitive impairment clinical trials.

Other Expense

The Company’s other expense is lower during the nine months ended September 30, 2022 due to the Company incurring higher interest income on its cash.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Revenues	$277	$18	$259
Operating expenses:
Research and development	13,657	13,475	182
General and administrative	6,929	6,666	263
Total operating expenses	20,586	20,141	445
Loss from operations	(20,309)	(20,123)	(186)
Other expense, net	(1,157)	(546)	(611)
Net loss	$(21,466)	$(20,669)	$(797)

Revenues

During the nine months ended September 30, 2022, and 2021, the Company sold MSC’s to one third-party and recognized $277,000 and $18,000, respectively, of revenues.

General and Administrative

General and administrative expenses were approximately $6.9 million during the three months ended September 30, 2022, compared to approximately $6.7 million during the nine months ended September 30, 2021. The increase in general and administrative expenses is largely due to higher compensation, including stock-based compensation ($1.4 million higher during the nine months ended September 30, 2022), partially offset by lower consulting expense ($1.4 million lower during the nine months ended September 30, 2022).

Research and Development

Research and development expenses were approximately $13.7 million during the nine months ended September 30, 2022, compared to approximately $13.5 million during the nine months ended September 30, 2021.   The increase in research and development expenses during the nine months ending September 30, 2022 compared to the nine months ending September 30, 2021 is largely due to additional amounts incurred related to the Company’s Alzheimer’s and mild cognitive impairment clinical trials ($1.2 million higher), higher compensation expense, including stock-based compensation ($1.6 million increase), partially offset by incurring less costs in connection with the Company’s terminated COVID-19 clinical trial ($2.3 million decrease).

Other Income (Expense)

The Company’s other expense is higher in 2022 due to the Company incurring interest expense from a loan the Company obtained in June 2021.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $21.5 million and $20.7 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in operating activities was $17.0 million and $18.7 million for the nine months ended September 30, 2022 and 2021, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of September 30, 2022, we had cash and cash equivalents of approximately $57.4 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, compensation and related expenses, professional fees, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs various expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of September 30, 2022, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.3 million. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

As of September 30, 2022, the Company had an accumulated deficit of $85.2 million and working capital of $59.8 million. Losses have principally occurred as a result of stock-based compensation expense as well as the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of revenues until such time as the Company’s products are commercialized. As of September 30, 2022, we had cash and cash equivalents of approximately $57.4 million. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of September 30, 2022. We anticipate, however, that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. Although we expect to finance future cash needs through public equity or debt offerings, no assurance can be given that any future funding will be available to us, or if available that such proposed funding will be on terms that are acceptable to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Common Stock – Issuance to Directors and Officers

During the nine months ended September 30, 2022, certain directors and officers of the Company purchased 82,900 shares of the Company’s common stock for $0.7 million.

ATM Sales Agreement

During the nine months ended September 30, 2021, we issued and sold 1,439,480 shares of common stock at an average price of $20.17 per share under the 2020 ATM program. The aggregate net proceeds were approximately $28.4 million after BTIG’s commission and other offering expenses.

During March 2021, the Company entered into the 2021 ATM program with BTIG, as sales agent, to establish an ATM offering program of up to $45 million of common stock. The Company had no sales of common stock during the nine months ended September 30, 2021 under the 2021 ATM program. During July 2021, the Company sold 713,192 shares at an average price per share of $21.73 for net proceeds of approximately $15.0 million under the 2021 ATM program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash and cash equivalents (used in) provided by:
Operating activities	$(16,991)	$(18,724)
Investing activities	-	(15,000)
Financing activities	729	96,357
Change in cash and cash equivalents	(16,262)	62,633
Impact on cash from foreign currency translation	(1,143)	(129)
Cash and cash equivalents, beginning of period	74,810	21,967
Cash and cash equivalents, end of period	$57,405	$84,471

Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used approximately $17.0 million of cash during the nine months ended September 30, 2022, resulting from our loss of $21.5 million and changes in our net operating assets and liabilities of $1.1 million, partially offset by non-cash stock-based compensation of $5.4 million. The change in our net operating assets and liabilities was mainly due to an increase in prepaid expenses of approximately $2.3 million, partially offset by a decrease in other tax receivable of $0.5 million and a decrease in research and development tax credit receivable of $0.5 million.

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

Financing Activities

During the nine months ended September 30, 2022, the Company sold 82,900 shares of its common stock to certain officers and directors for approximately $0.7 million.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and there have been no material changes during the nine months ended September 30, 2022.

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

INmune Bio Inc.

Date: November 2, 2022	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2022	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)