Form 10-K
period 2022-12-31
Inmune Bio, Inc.
filed 2023-03-02
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

(858) 964 3720

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Market Where Traded
Common Stock ($0.001 par value)	INMB	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $103 million as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022), based upon the closing sale price for the registrant’s common stock on that day as reported by the NASDAQ Capital Market. Shares of common stock held by each officer and director of the registrant on June 30, 2022 have been excluded in that such persons may be deemed to be affiliates.

As of March 2, 2023, there are 17,945,995 shares of common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2023 Annual Meeting of Shareholders are incorporated by reference in Part III.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

i

PART I

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “INmune Bio” the “Company,” “we,” “us,” and “our” refer to INmune Bio Inc., a Nevada corporation.

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

ii

PART I

Item 1. Business

Our Strategy

Our objective is to develop and commercialize our product candidates to treat diseases where the innate immune system is dysfunctional causing and contributing to the patient’s disease. Innate immune dysfunction can occur for a variety of reasons including genetics, lifestyle, and other factors however, age plays a significant role in the development of immune dysfunction. Innate immune dysfunction can be in cancer where Natural Killer (“NK”) cells are inactive and contribute to a tumor’s evasion of the immune system and/or disease progression. Further, chronic inflammation causes expression of MUC4 and immunosuppressive cells of the tumor microenvironment proliferate to protect the tumor from attack by the patient’s immune system and can cause other diseases such as neurologic and metabolic diseases where chronic inflammation results in innate immune system dysfunction. Our initial focus will be the treatment of cancer, treatment of Alzheimer’s Disease (“AD”), the treatment of Treatment Resistant Depression (“TRD”) and an out-licensing strategy for Duchenne’s Muscular Dystrophy (“DMD”). In cancer, we plan to pursue two parallel development programs: (1) with INKmune we will initially focus on treating women with resistant disease relapse refractory carcinoma solid tumor and patients with high-risk myelodysplastic syndrome (high risk MDS); (2) with INB03, we plan to treat patients with cancers that express MUC4, a mucinous polyglucan on the surface of some epithelial cancer cells, that appears to predict resistant to immunotherapy including women with MUC4 expressing HER2+ breast cancer and potentially other MUC4 resistant cancers. Our third drug candidate XPro1595 (“XPro”), targets Alzheimer’s Disease and TRD. XPro for AD has completed Phase I trials and Phase II trials are underway in Australia and Canada. The Company is currently in discussions with the US FDA to obtain approval to commence the Phase II AD trials in the U.S. which the FDA placed on full clinical hold on May 20, 2022. XPro for TRD is being prepared for Phase II trials and will start after the FDA has cleared XPro for use in the US. In early 2023, the Company also announced pre-clinical data in DMD including new intellectual property for the purpose of trying to seek partnership for the development of this program. DMD is a X-linked genetic disease that occurs most often in young boys. People with DMD do not produce dystrophin, a protein necessary for normal skeletal muscle function. The patients develop weakness of skeletal muscles initially seen as weakness in standing and walking. Over time, the disease progresses forcing the patient to be wheelchair bound by early teens. The patients die young due to respiratory and cardiac failure before they reach thirty years old. Therapies for DMD delay progression, there is no cure.

The overall principal components of our business strategy to achieve these objectives are to:

●	pursue development strategies and regulatory approval pathways that allow the treatment of oncology patients with our lead product candidates, INKmune and INB03;

●	pursue development strategies and regulatory approval pathways that allow the treatment of neurodegenerative diseases in patients with our lead product candidates, XPro;

●	Pursue development strategies with a dominant-negative tumor necrosis factor (“DN-TNF”) compound for the treatment of DMD;

●	adopt a product development strategy that solidifies our existing intellectual property (“IP”) to prevent competition and expand our IP suite into related immunotherapeutic areas;

●	provide clear value propositions to third-party payers, such as managed care companies or government programs like Medicare, to merit reimbursement for our product candidates; and

●	Collaborate with other pharmaceutical companies with respect to, among other things, our INKmune and the DN-TNF platform that includes INB03 and XPro product candidates, our DMD DN-TNF candidate and other products that will benefit from development or marketing beyond our current resources.

Pursue development and regulatory approval pathways. We believe INKmune, INB03 and XPro may be approvable under pathways that are potentially shorter than those typically available for drug products based on novel active ingredients, including as an orphan drug under the Orphan Drug Act and approval under the Food and Drug Administration (the “FDA”) Accelerated Approval Program (see “Government Regulation”). We have not yet had a discussion with the Medicines and Healthcare Products Regulatory Agency (“MHRA”) and/or FDA regarding such designation, but plan to do so in the future. We believe the INKmune MDS cancer program may qualify for orphan status. We believe that it would take a minimum of six months to receive Orphan Drug status once we apply for application and a minimum of 12 months to receive a designation once we submit an application. We might never have these discussions, submit applications under the Orphan Drug Act or the FDA Accelerated Approval Program or have these applications approved if we do.

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

Provide clear value propositions to third-party payors to merit reimbursement for our product candidates. We are designing our clinical development programs to demonstrate compelling, competitive advantages to patients and prescribers, and to demonstrate value propositions to third-party payors. We believe the use of INKmune and/or INB03 in patients with a high risk of tumor progression and death from tumor should prolong survival, improve the patient’s quality of life and decrease the total cost of care for patients with these lethal malignancies. For example, cancer patients relapse frequently. Each relapse requires a complex treatment regimen that has decreasing benefits. Treatment with INKmune as an out-patient may provide a more durable remission and limit the need for treatment-associated hospitalizations. At the patient level, we believe INKmune and INB03 therapy, if approved, should improve survival and quality of life. At the payor level, we believe INKmune, if approved, should provide more predictable costs and outcomes. Therapies for Alzheimer’s disease are needed for medical, social and economic reasons. The cost of Alzheimer’s disease to the government is large and growing. Recently approved therapies that target amyloid have a modest impact on disease progression and are difficult to use due to side-effects in some patients. The cost of AD to families and care givers is real and burdensome. We believe treatment of dementia patients with XPro, including Alzheimer’s disease, may provide a strategy to alter the costly dynamic of this disease in society today.

Collaborate to maximize the value of our technology. We believe there are two reasons for us to enter collaborations with other companies. The first is the further development of INKmune, INB03, XPro and DN-TNF by either providing additional innovations to the product, including combination therapy strategies, and/or providing resources to improve the speed and breadth of the development process. The second is to optimize the commercialization of our products either globally or regionally. The ideal partner will benefit us in both ways.

We continue to look for ways to utilize our unique capabilities to optimize clinical application of cell therapies. We believe that we have identified a way to manufacture human mesenchymal stem cells for the medical research and biotech community that offers large volumes of high-quality, low passage human umbilical cord mesenchymal stem cells with minimal batch-to-batch variability. We have established a reliable supply of human umbilical cords based on our agreement with the Anthony Nolan Cord Blood Bank in the United Kingdom and may seek additional supplies in the future. We have developed a validated manufacturing process that reliably produces contract manufacturer of the clinical grade (“cGMP”) quality mesenchymal stem cells that we call CORDstrom. The manufacturing process can be performed at a contract manufacturing site under the direction of Mark Lowdell, the Company’s CSO. We will seek academic laboratories and biopharma companies who need a reliable source of high quality pooled human umbilical cord mesenchymal stem cells for research of and development of clinical products. Once identified, we plan to act as a cGMP for the development of therapeutic products by utilizing contract manufacturers. Because the production of the product is not continuous, we do not expect to engage a contract manufacturer until we have a customer identified. To date, we are supporting two academic clinical trials with CORDstrom. One program is a Phase 2 trial sponsored by the Great Ormond Street Children’s Hospital in the UK treating children with Erythematous Bullousa (“EB”), a disfiguring skin disease in children that is similar to a second degree burn and the second program is treatment of system lupus in adults. Both these studies are ongoing. INmune Bio is supplying the clinical product for treatment of these patients. The Company does not know the results of these trials until they are announced by the principal investigators at the clinical sites. We have identified contract manufacturers in the UK that have the capability to produce cGMP stem cells. We expect the commercial arrangement with academic laboratories or biopharma companies to be a combination of fee-for-service and licensing that does not require additional investment by us. We will be opportunistic in pursuing therapeutic opportunities for our own portfolio with this platform in the future if resources become available. The regulatory path for therapeutic applications of the mesenchymal stem cell products is well established and similar to the regulatory approval process for other cell therapies. We will only be responsible for regulatory compliance related to manufacturing of the mesenchymal stem cells when the product is being developed by a third party. When developing a therapeutic product for the Company’s commercial portfolio, the Company will be responsible for all aspects of the regulatory process.

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

Cytokines. Tumor Necrosis Factor alpha (“TNF”) is the focus of XPro and INB03. TNF biology has four elements that include two cytokines, soluble TNF and trans-membrane TNF (“sTNF” and “tmTNF,” respectively), and two receptors, TNF Receptor 1 and 2 (“TNFR1” and “TNFR2”). The biology of TNF ligation of TNFR varies dramatically based on what elements of the TNF system that are used. sTNF binding to TNFR1 is responsible for inflammation and cell death while sTNF binding to TNFR2 promotes proliferation of regulatory T cells (“Treg”). In patients with advanced cancers, increased sTNF is not favorable to long-term survival because it promotes epithelial-mesenchymal transformation and metastasis while making the tumor microenvironment more immunosuppressive promoting resistance to therapy. In the CNS, sTNF promotes neuronal cell death, demyelination and synaptic pruning while tmTNF promotes nerve cell survival, improves synaptic function and stimulates remyelination. In brief, sTNF is the “bad” TNF and tmTNF is the “good” TNF. In patients with cancer, infection or neurologic disease, blockade of tmTNF function has negative consequences such as immunosuppression, increased infection, synaptic dysfunction and demyelination.

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

Our Innate Immune Dominant-Negative TNF (“DN-TNF”) product candidate

We renamed XPro, which we license from Xencor, to INB03 when it is used for cancer related indications. We will continue to call the drug XPro when used for treatment of neurologic and psychiatric diseases, including Alzheimer’s disease and TRD discussed below. INB03 and XPro are the same drug with different names. INB03 neutralizes soluble TNF in the tumor microenvironment (“TME”). Neutralizing sTNF in the TME has two main effects – decreases expression of MUC4 by the tumor and converting the immunosuppressive cancer promoting TME that promotes tumor growth to an immunologically active TME that promotes tumor cell death. INB03 decreases proliferation of MDSC, promotes recruitment of cytotoxic T cells to the TME and may convert immunosuppressive tumor macrophages into tumor phagocytic macrophages. In murine models, these changes make the tumor reverse resistance to treatment with immunotherapy alone or in combination with tyrosine kinase inhibitors (TKI) such a lapatinib and tucatinib. MUC4 expression is increased by sTNF produced by the tumor. MUC4 causes resistance to trastuzumab therapy in HER2+ breast and gastric cancer cells by preventing binding of trastuzumab to HER2 by steric hinderance. By neutralizing sTNF with INB03, decreases MUC4 expression to allow trastuzumab to bind HER2. The importance of trastuzumab based immunotherapy in the treatment of HER2 expressing tumors has increased recently due to the success of trastuzumab-deruxtecan (Enhertu, TDxd). TDxd improves survival in women with metastatic HER2+ breast cancer in both high and low HER2 expressing tumors. MUC4 expression inhibits the TDxd tumor killing in a murine model of HER2+ trastuzumab resistant HER2+ breast cancer. The mechanism by which combination of INB03 with TKI improves efficacy over TKI alone remains under investigation. By using INB03 as part of combination therapy for cancer, we believe the patient’s dysregulated immune response, a hallmark of cancer progression and resistance to therapy, to be converted to a coordinated immune response that can overcome resistance mechanisms to immunotherapy in MUC4 expressing cancers. These immune responses have been studied in at least two animal models. In a murine model of an inflammatory cancer, where 3-methylcholanthrese is given to mice in a subcutaneous injection that causes the development of multiple cutaneous fibrosarcoma. This model was developed by Y Akamatsu in 1967 while working at the National Cancer Institute of the NIH. In research published by Professor Nikola Vujanovic in Cancer Immunology Research in 2016, treatment with INB03 resulted in smaller and fewer cancers with increased survival. INB03 is an engineered PEGylated protein that neutralizes human soluble TNF, a human inflammatory cytokine that is increased in patients with advanced cancer. By specifically neutralizing the cytokine, there is decreased phosphorylation of STAT3, an essential step required for the proliferation of the MDSC population, and secretion of the immunosuppressive cytokines. The combination of decreased MDSC proliferation and decreased immunosuppressive cytokines allows the immune system to respond to the tumor. This data was published in an article entitled Inhibition of Soluble Tumor Necrosis Factor Prevents Chemically Induced Carcinogenesis in Mice in Cancer Immunology Research in Cancer Immunology Research, 2016. In summary, INB03 functions as an innate immune system checkpoint inhibitor by eliminating the population of MDSC that provides an immunosuppressive shield protecting the tumor, the patient’s immune system is able to function normally to the benefit of the patient – it can attack the tumor. TNF plays an important role in breast cancer (Schillaci R, Front. Oncol., 22 April 2020 | https://doi.org/10.3389/fonc.2020.00584). In a murine model of trastuzumab resistant breast cancer using JMIT-1 cells, a human cell line of HER2 positive breast cancer resistant to trastuzumab placed into immunocompromised mice, INB03 downregulates MUC4 from the surface of the JMIT-1 HER2+ breast cancer cells to allow the trastuzumab resistant cells to become trastuzumab sensitive (Figure A from Bruni, NYAS 2020) to decrease tumor growth (from Schillaci SABCS 2018, Figure B). JMIT-1 cells are also resistant to lapatinib, a TKI inhibitor used as a second line therapy in women with trastuzumab resistant HER2+ breast cancer. The addition of INB03 to lapatinib in the animal model reverses lapatinib resistance in part by decreasing expression of MUC4 (from Bruni NYAS 2020, Figure C). In addition to decreasing resistance to trastuzumab by decreasing MUC4 expression, INB03 decreases the immunosuppressive tumor microenvironment (Schillaci SABCS 2018, Bruni NYAS 2020). Recently, Dr. Schillaci reported the MUC4 expressing triple negative breast (TNBC) cancer patients have a worse overall survival. (Schillaci SABCS 2021). More recently, Schillaci has shown that MUC4 causes resistance to trastuzumab ADC (trastuzumab-XXX and TDxd). Combination therapy with INB03 overcomes resistance in this breast cancer model. These data may be relevant to all tumors that express HER2 or MUC4 including upper gastrointestinal malignancies such as gastric and pancreatic cancer. We believe MUC4 expression is a biomarker of resistance that may improve therapeutic decision making by clinical teams

Because INB03 targets the patient’s immune system and not the tumor, we believe INB03 is an immunotherapy that can be used to treat many types of hematologic malignancies and solid tumors as part of combination therapy. The decision to use INB03 in a patient will be based on biomarkers that should predict that a patient will benefit from treatment with the drug. We believe the ideal biomarker is easy to use and is determined before treatment begins. MUC4 expression by epithelial tumors is an example of this type of biomarker. Our Phase I clinical trial preceded the identification of MUC4 as a biomarker and focused on using determining the safety of INB03 as monotherapy in patients with advanced solid tumors. This is a typical Phase I clinical trial design for first-in-man trials in cancer. We expect to use INB03 as part of combination therapy with approved cancer therapies as part of Phase II development. We do not expect to need to modify INB03 therapy to treat each different type of cancer, because INB03 therapy targets the immune system, not the cancer. We do expect to develop the INB03 beyond Phase II to target a specific type of cancer to meet the current system of regulatory approval. For instance, INB03 may be approved to treat patients with HER2+/MUC4+ breast cancer. To get subsequent approval for the treatment of patients with MUC4+ TNBC or MUC4+ pancreatic cancer, we will need to perform a pivotal trial in patients with TNBC and pancreatic cancer respectively. After the first regulatory approval, if and when achieved, we believe the difficulty and cost of achieving these labels extensions will decline with each successive approval. At this time, we cannot predict if patients without biomarkers of inflammation, elevated MDSC or cytokines, or increased expression of MUC4 will benefit from treatment with INB03. Those studies may be performed in the future, but they are not a priority.

XPro neutralizes soluble TNF in the brain in exactly the same way INB03 neutralizes soluble TNF in the tumor microenvironment but the effects of soluble TNF neutralization in the brain are different. The cause of the destructive neuroinflammation in the brain are microglial and astroglial cells. The glial cell are two of four cells in the neural unit that also includes oligodendrocytes and nerve cells. Activated microglial cells are considered the resident macrophages of the brain. The primary role of microglial cells is to protect the neural unit from infection. When innate immune dysfunction causes chronic inflammation, activated microglial cells produce soluble TNF that activates astrocytes. Activated glial cells cause nerve cell and oligodrocyte dysfunction that results in synaptic pruning, nerve cell death and demyelination of neurons. These pathologies contribute, in part, to neurodegenerative diseases such as AD, Parkinson’s disease, ALS, MS, Huntington’s disease, glaucoma and TBI (traumatic brain injury) may contribute to neuropsychiatric diseases such as depression, bi-polar disease, sleep disorders, autism, schizophrenia and PTSD. In the setting of AD, microglial activation causes dendritic pruning, synaptic dysfunction and nerve cell death that contributes to cognitive decline and the behavioral manifestations of AD including depression, aggressiveness, sleep disorders, hallucinations and anhedonia. Elimination of microglial activation should reverse these symptoms. Because soluble TNF is the apex cytokine in the inflammatory cytokine cascade, neutralization of soluble TNF with XPro should prevent glial activation and normalizes function of the neural unit.

The Company has completed a Phase I trial using XPro to reverse neuroinflammation in patients with Alzheimer’s disease. The trial was performed in Australia and is partially funded by a $1M USD Part-the-Cloud Award from the Alzheimer’s Association. The clinical trial was the first in the Company’s development program for the treatment of dementia. The open label, dose escalation trial in patients with Alzheimer’s disease with biomarkers of peripheral inflammation (one of CRP>1.5mg/L, HgbA1c>6.0, ESR>10sec or have ApoE4) treats the patients with XPro as a once-a-week subcutaneous injection for 3 months. AD patients with one biomarker of inflammation are classified as having AD with neuroinflammation (ADi). The company estimates this group of patients includes at least 40% of patients with AD. Patients have multiple biomarkers of neuroinflammation tested before and during therapy including soluble biomarkers in blood and cerebral spinal fluid, behavioral biomarkers (neuropsychiatric symptoms of AD) and neuroimaging biomarkers using MRI. The primary goal of this short, open label study was to demonstrate that treatment with XPro decreases neuroinflammation safely and to define the dose of XPro to use in the Phase II trial. The Company has opened a Phase II trial in ADi in Australia (“AUS”) and Canada (“CAN”). We anticipate opening additional countries including the US in 2023. The Phase II ADi program is not yet open in the US. The FDA has placed a full clinical hold on the program related to product characteristics in the product produced for the Phase II program at KBI Biosciences in 2021. The XPro produced by KBI is being used in the Phase II trial in AUS and CAN, the Phase II extension trial in patients that have completed the Phase II trial in AUS and the Expanded Access Scheme in patients who completed the Phase I trial in AUS. The Company is working closely with the FDA to reverse the clinical hold. We cannot predict when this will occur. Our plan is to continue to enroll patients in the Phase II ADi trial in regulatory venues outside of the US while working to resolve the concerns of the FDA. The goal of the Phase II trial will be to demonstrate the prolonged control of neuroinflammation in patients with dementia will help control cognitive decline. The Company has review its two Phase II trials in dementia, one each in mild cognitive impairment due to neuroinflammation (“MCI”) and mild ADi. New data supports combining the two trials into a single trial. Instead of having separate blinded randomized Phase II clinical trials in mild ADi and MCI2, there will be one clinical trial in early ADi that will include patients with either mild ADi or MCI. Combination of the two trials into a single clinical trial may speed enrollment and decrease costs and will likely mirror the planned Phase III registration trial without increasing the risk of the clinical program.

The Phase I trial enrolled 18 patients at doses of 0.3, 0.6 and 1.0mg/kg given once a week as subcutaneous injection for three months. Patients in the 10mg/kg group were offered extended use of the drug for up to 12 months. Three patients remained on XPro for 12 months. Preliminary data was presented in a webinar on 13 July 2020. Neuroimaging data from six patients were presented in the figure below. In summary, treatment with XPro at either 0.3 or 1.0mg/kg once-a-week as a subcutaneous injection (low and target dose respectively) decreased white matter free water (“WMFW”) as measured by MRI. WMFW is a validated biomarker of neuroinflammation. Although the number of patients is low, there was a dose response with a greater decrease in WMFW in the target dose compared to the low dose group. An analysis of inflammation in white matter tracts demonstrated a significant decrease in WMFW (40%; range 20-52%) in the arcute fasciculus, a white matter tract important in the control of language and short-term memory (Figure D). These data suggest XPro is decreasing neuroinflammation in patients with Alzheimer’s disease who have biomarkers of peripheral inflammation.

Additional data was presented on January 21, 2021. The goal of the January 21 data release was to show a correlation between the white matter free water, a novel biomarker of inflammation with cerebral spinal fluid (“CSF”) cytokines and chemokine levels, a traditional measure neuroinflammation. CSF cytokine/chemokines were measured in 9 patients before and after 12 weeks of weekly therapy with XPro using a panel from OLINK Target 48 Cytokine (https://www.olink.com/products/olink-target-48-cytokine/), that measures 45 (Figure AD1).

In the 6 patients in the 1mg/kg per week dose, only one cytokine and chemokine, interferon gamma (“INFg”) did not change in the CSF of patients, the remainder all decreased on average of 15%. Using data from all patients treated for 12 weeks (3 low dose, 6 target dose), a high correlation (R2=.7561) between the white matter free water safe mask and the inflammation composite score is shown in figure AD2. The data analyzed provides evidence that XPro decreases neuroinflammation in patients with Alzheimer’s disease.

We believe these data support the use of XPro to treat other diseases where neuroinflammation is a part of the pathophysiology of the disease. The company studied the consequences of decreasing neuroinflammation in the 6 patients from target dose group (XPro 1mg/kg for 12 weeks) be looking at the CSF proteome using technology for Proteome Sciences using their TMT Calibrator™ platform. A large data set of proteins were identified. Early analysis of the data focusing on 26 AD related proteins demonstrated changes in inflammation, neuronal and synaptic proteins caused by decreasing neuroinflammation after treatment with XPro (Figure AD3). The proteome also demonstrated a clear dose response with a greater number of proteins being affected by the target dose compared to low dose XPro therapy (0.3 vs 1.0 mg/kg/week for 12 weeks) (Figure AD4). The CSF proteome data is only partially analyzed. Additional data may result from these ongoing analytics.

The results of the Phase I study demonstrated that XPro safely decreases neuroinflammation in patients with ADi who have biomarkers of peripheral inflammation or are ApoE4 positive when given for at least 3 months at the 1mg/kg once a week dose. Decreasing neuroinflammation with XPro appears to decrease neurodegeneration and improve synaptic function and promote remyelination. The effect of XPro on the biology and immunology of the brain in patients with AD suggest XPro therapy in patients with peripheral biomarkers of inflammation or ApoE4 allele(s) may impact cognitive decline. Although there were anecdotes of improved cognitive function in patients receiving the target dose of XPro, this cannot be verified because the trial was not a blinded, randomized trial. The impact on cognition of controlling neuroinflammation with XPro will be studied in the Phase II program which is a blinded randomized, placebo controlled clinical trial.

The Company has consolidated the two Phase II trials into a single trial of early ADi. Early ADi patients have either mild AD or MCI with neuroinflammation. Mild AD or MIC patients must with at least one of elevated CRP, hemoglobinA1c, ESR in blood or have an ApoE4 allele are eligible for the trial. The blinded randomized trial in patients with early ADi will enroll 201 patients in a 2:1 ratio (XPro:placebo) at 1mg/kg once a week. The trial is currently enrolling study subjects. Patients will be treated for 6 months. The primary end-point is Early/Mild Alzheimer’s Cognitive Composite (EMACC), a sensitive cognitive end-point validated for use in patients with early AD. Secondary cognitive (ADAS-Cog13, CDR-SB and NPI) and functional (GAS, ADCS-ADL) end-points will be measured. Biomarkers of inflammation using white and gray matter analytics measured by MRI DTI similar to those used in the Phase I trial will also be used. All patients will be eligible to continue XPro for at 12 additional months. Clinical and MRI metrics will be followed during the extension trial.

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

The Company received a $2.9M USD award from the National Institute of Mental Health (“NIMH”) to treat TRD with XPro. The blinded, randomized Phase II trial will use a biomarkers of peripheral inflammation to select patients with TRD for enrollment. Patients will be treated for 6 weeks. Primary end-points include both clinical and neuroimaging measures. The final trial design is ongoing and discussions with the FDA are not complete. The Company anticipates receiving authorization to initiate the clinical trial in 2023 at which point the Company may begin to request funds from the NIMH pursuant to the award.

INB03 and XPro are delivered as a subcutaneous injection, similar to an insulin treatment, given one to three times per week. Because this is a simple subcutaneous injection similar to an insulin injection (the therapy patients give themselves for treatment of Type 1 diabetes mellitus), we expect patients to administer the therapy by themselves or caregivers and not require expensive or logistically challenging clinic visits to receive the therapy.

Release of INB03 and XPro drug supply

GMP DN-TNF product (INB03 and XPro) used in the oncology Phase I, AD Phase I and COVID-19 Phase II trial were manufactured by Lonza at a site in New Hampshire. The supply of Lonza DN-TNF product is limited but allowed completion of the Phase I study in Alzheimer’s disease and support of patients in the extension study for 12 months. New batches of XPro have been produced to support future clinical trials. The Company engaged KBI Biopharma to manufacture 6 lots of XPro/INB03 at the Boulder, Colorado facility using the original master cell bank and updated manufacturing process. Two lots have been converted into drug product using the US fill/finish facility of Vetter Pharma. Two of the lots are frozen as drug substance at -80C with a plan to convert to drug product the second half of 2023. The final two lots are frozen as a cell paste with a plan to process to drug substance in during 2023 or 2024 as needed to support the clinical trials. We plan to use a two-step approach to improve the yield of the drug substance from the fermentation process. We hope to improve the yield of the drug product using the existing E.coli-based system. Once the new process is validated and functional, we will perform a manufacturing campaign drug for future clinical trials. In the future, the Company may consider a strain change to improve yield of the fermentation step further. The decision for strain improvements and strain change will be made in the future as clinical development programs proceed.

Interaction with Regulatory Authorities Regarding INB03 and XPro Development

We have completed a Phase I trial with INB03 in oncology and a Phase I trial with XPro in patients with Alzheimer’s disease. The Phase II program with Alzheimer’s disease started during 2022. The Phase I trial with XPro in patients with Alzheimer’s disease was performed in Australia under the regulatory authority of the TGA using the Clinical Trials Exemption (“CTX”) scheme. Our first interaction with the regulatory body occurred in March 2018. The Company received approval to initiate the Phase I trial with INB03 in patients with advanced solid tumors on May 21, 2018. The second interaction with the regulatory body occurred in March 2019. The Company received approval to initiate the Phase I trial with XPro in patients with Alzheimer’s disease in May 2019 and received authorization to start the Phase II trial in patients with mild AD on January 5, 2022. Our first interaction with the FDA occurred in July 2020 as part of the Phase II Quellor program to treat respiratory failure in patients hospitalized with COVID-19 infection. The newly manufactured XPro is being used to support the Phase II AD trial in AUS and CAN, the extension trial in AUS, and the Expand Access Scheme in AUS. The FDA has not allowed the use of this drug in the US yet. The FDA has asked for additional analytical testing to demonstrate comparability between the XPro used in the Phase I oncology, AD and Phase II COVID-19 clinical trials with the drug planned to be used in the Phase II AD clinical trials. This comparability testing is underway. We cannot predict when the FDA will release the US Phase II from clinical hold. The CAN and AUS regulatory authorities are aware of the FDA clinical hold – they have not asked for similar information and allow the clinical program to proceed.

INB03 Product Development Path: Proposed Phase II Studies in patients with cancer

Phase I open label study in patients with advanced solid tumors has been completed. All future studies cancer will use INB03 as part of combination therapy. The evolution of oncology standard of care occurs quickly. Immune checkpoint inhibitors (“CPI”) were introduced 5 years ago. The success of CPI change the focus of cancer therapy from cytotoxic based cancer regimens to immunotherapy-based cancer regimens. The approval of Trastuzumab (“TDxd”) in 2022 had a similar effect on HER2 expressing cancers. For example, use of trastuzumab based therapy in HER2+ breast cancer required 3+ expression of HER2. With TDxd, low HER2 expression (1+ or 2+ but not null) benefit for TDxd. This has dramatically expanded the number of women eligible for trastuzumab based immunotherapy from 20% to half of women with breast cancer. This dramatic change in breast cancer standard-of-care impacted our development plans for INB03 in breast cancer. The Phase II trial is planned to be in women who have failed TDxd therapy. About half of women who receive TDxd are resistant to therapy. We believe, but need to confirm, that many of those women express MUC4. We believe an exploratory, single arm open label Phase II in woman who progress after TDxd is warranted. We believe the combination of TDxD, INB03 and TKI will be effective. We continue to conduct pre-clinical studies of INB03 in MUC4 expressing tumors. A decision on the clinical trial will not be made until the pre-clinical work has been completed and the data has been presented to an Advisory Board of clinical experts.

INB03 Registration Studies and/or Partnering

We plan to pursue an efficient registration strategy using INB03 to improve the lives of patients with cancer and biomarkers of resistance such as MUC4. We believe that this strategy has use across many types of solid tumors including patients who have failed CPI, tyrosine kinase inhibitors (“TKI”) and anti-cancer antibody therapy such as trastuzumab monoclonal antibodies and trastuzumab based antibody drug conjugates. We have an active partnering position as it relates to INB03 development in cancer, although limited partnering discussion are underway at this time for INB03. We do not expect partnering discussions to begin until Phase II data demonstrating efficacy of INB03 as part of combination therapy for cancer are available.

Our INB03 platform can be used in cancer patients in many ways. The Phase I trial suggests the drug should not be used alone to treat cancer but used in combination with, but not limited to, other cancer therapies including cytotoxic chemotherapy, immunotherapy, radiation and surgery. We believe that INB03 can also be used to treat many types of hematologic and epithelial cancers.

INB03 and XPro Regulatory Strategy

Drugs from the DN-TNF platform will be developed using adequately powered, well designed studies with the goal to demonstrate a meaningful clinical benefit to patients. Beyond Phase I, these will most often be blinded, randomized clinical trials using validated end-points that have been authorized by a regulatory authority – the FDA, TGA, MHRA, EMA, etc. Currently, all planned studies will be performed in North America, AUS, EU and/or the UK. Because there are no therapies similar to INB03 or XPro approved in any market, we plan to take advantage of the regulatory opportunities afforded to therapies that treat markets with a high unmet need. In the U.S., this includes Orphan Drug Designation and expedited programs for approval including Accelerated Approval, Breakthrough Therapy Designation, Fast Track Designation, and priority review (see “Government Regulation). We cannot predict which, if any, of these programs we will benefit from without further discussions with the FDA, EMA and other competent regulatory authorities.

Immunotherapy for Treatment of Alzheimer’s Disease

XPro is being developed for the treatment of Alzheimer’s disease. Microglial activation and neuroinflammation are important causes of the synaptic dysfunction and nerve cell death that causes cognitive decline in patient with dementia and Alzheimer’s disease. The relationship between β amyloid plaques and tau neurofibrillary tangles, the traditional targets in AD drug development and neuroinflammation is complex. We believe targeting plaques and tangles will have limited benefit. Targeting neuroinflammation, the common pathway leading to synaptic dysfunction and nerve cell death, may be an effective treatment strategy. Substantial pre-clinical data supports the use of XPro in murine models of AD. Substantial indirect data supports use of XPro in humans including a decreased risk of AD in patients treated with non-selective TNF inhibitors for rheumatoid arthritis and treatment using direct injection into paraspinous venous plexus. Because of different mechanism of action of XPro compared to the non-selective TNF inhibitors, we expect a lower risk of immunosuppression and demyelinating complications such as multiple sclerosis (MS). The Company reported preliminary data on July 13, 2020 and January 21, 2021 supporting the use of XPro to decrease neuroinflammation in patients with Alzheimer’s disease and biomarkers of peripheral inflammation (see above).

We completed enrollment of patients into an open label, biomarker directed, Phase I clinical trial in AUS that approaches AD as an immunologic disease. Patients with dementia with the diagnosis of AD with biomarkers of chronic inflammation that includes at least one of a hs-CRP>1.5 mg/L, a ESR>10 mm/h, a HbgA1C>6.0% or are ApoE4 positive were treated with XPro for 12 weeks. Three dosing cohorts were preformed – 0.3, 0.6 and 1.0 mg per week as a subcutaneous injection. Patients had multiple inflammatory biomarkers test before therapy, at 6 weeks and at 12 weeks. Biomarkers were reported in blood and cerebral spinal fluid, MRI measures of white matter tract neuroinflammation, axonal quality and axon myelin, and MRI measures of gray matter quality after XPro therapy. Cognitive end-points were not the focus of the Phase 1 clinical trial because of the wide range of disease severity enrolled and lack of a placebo group. Patients enrolled in the Phase I trial had MMSE ranging from 24 to 12. This wide range of disease severity at the time of enrollment and the lack of a blinded concurrent control group did not allow for determination of cognitive benefit beyond several anecdotal reports. The first patient was enrolled in the low dose 0.3mg/kg/week cohort in the last week of November 2019. The Safety Review Committee met by teleconference on January 7, 2020, to review the course of the patients in the first cohort and voted to open the second cohort, 1.0mg/kg/week, to enrollment. The first patients were enrolled in the cohort the second week of February 2020. Based on preliminary data released on July 13, 2020, and January 21, 2021, we closed after completion of a 0.6mg/kg treatment group. We canceled plans to treat patients with 3.0mg/kg. The data from the Phase I trial allowed the Company to choose a design the Phase II trials described above.

XPro Registration Studies and/or Partnering

We plan to aggressively pursue an efficient registration strategy using XPro to improve the lives of patients with ADi. We define ADi as Alzheimer’s disease with biomarkers of inflammation. We believe ADi is not the only indication for XPro in neurodegenerative and neuropsychiatric diseases. We plan to pursue other indications in neurodegenerative diseases as resources become available. We have received NIMH funding to support a Phase II TRD program that hopes to start patient enrollment in 2023. We have an active partnering position as it relates to XPro development in neurodegenerative and neuropshyciatric diseases, although limited partnering discussion are underway at this time. There are two partnering opportunities with this novel immunotherapy for the treatment of neurologic and psychiatric diseases. The first is a traditional partnership focused on the developing the drug for all neurodegenerative and neuropsychiatric applications. The second is a more focused partnership developing XPro as part of a combination therapy for a company’s existing therapy. After completion of proof-of-concept Phase II studies, we will decide what the most efficient registration strategy is available to the company with XPro.

DN-TNF for the treatment of Duchene Muscular Dystrophy

The Company also is exploring partnership opportunities outside of neurodegenerative disease with DN-TNF such as DMD. DMD is a X-linked muscular dystrophy that occurs in 1 in 3500 male births in the US. The disease is caused by defects in dystrophin, a protein needed for efficient function of skeletal muscle. Boys with DMD develop skeletal muscle weakness that manifests early on with difficult standing and walking. The boys become wheelchair bound by late adolescence and die of respiratory and cardiac failure in their twenties. There is no cure. Symptomatic therapies include corticosteroids and novel strategies to replace dystrophin including ASO and gene therapies. Better therapies are needed.

The pathology of DMD is inflammation, skeletal muscle cell destruction, replacement of muscle fibers with fat and fibrosis. The most widely used therapy, corticosteroids are focused on decreasing skeletal muscle inflammation. Although anti-inflammatory, corticosteroids cause metabolic and immunologic problems including insulin resistance, obesity, hirsutism, short stature, depression and behavioral problems. Long term use of corticosteroids exacerbates skeletal muscle weakness.

In collaboration with Professor Armando Vallarta of University of California Irvine, the Company has completed and has ongoing studies with DN-TNF in murine models of DMD. The animal models show that DN-TNF therapy decreases inflammation and muscle degradation, promotes muscle regeneration and decreases fibrosis. This is a unique set of attributes compared to other therapies on the market or in development. Because muscle cells produce TNF, we believe the benefits of DN-TNF therapy extends beyond the obvious immunologic attributes of modifying T cell and macrophage infiltrates. Pre-clinical animal studies continue to better define the exact mechanism for these effects.

The Company has filed global IP on the use of DN-TNF to treat muscular dystrophy. The Company has placed the IP and knowhow into a wholly owned subsidiary called DN02, Inc. The purpose of this structure is to facilitate partnering and/or co-development of DN-TNF for DMD in a way that does not complicate or compromise the development of XPro for CNS diseases. The Company is actively seeking a partner to develop DN-TNF for DMD. We cannot predict if or when or under what terms a partnership will be formed.

INKmune: Our NK cell Directed Product Candidate

INKmune is our lead product candidate that converts the patient’s resting NK cells into cancer memory like NK cells, an essential step to allow them to participate in the immune control of the patient’s cancer. We have shown this works ex vivo in human tissue cell cultures, and we believe that this will work in vivo which is the purpose of our planned clinical trials.

Cancers grow and relapse because they evade the immune system. In many cancers, NK cells are the most important cell for the elimination of residual disease that causes cancer relapse. NK cells target cells based on a series of complex antigens on the cancer cell surface that signal the NK cells to activate and kill the cancer cell. NK cells develop a memory like NK cell phenotype to enhance killing of cancer cells. This phenotype requires multiple simultaneous signals to be delivered to the NK cells. A cocktail of three cytokines, IL12, IL15 and IL18 can be used to convert a resting NK cell to cytokine induced memory like NK cells (“CIML”) [Fehneger 2016 ] or by INKmune priming with INB16 (TpNK – tumor primed NK cells). Although the intracellular biology of these two strategies has yet to be worked out, they do not appear to be identical. In summary, INKmune converts resting NK cells into tumor killing memory like NK cells that function well in the hostile environment of the TME. (Figure 1 below).

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

We have demonstrated TpNK killing of many tumor types in laboratory studies. Tumor priming is effective regardless of the source of the NK cells (normal volunteers or patients with cancer) and in many types of tumors – both cell lines and primary tumors from patients. The principle of TpNK killing has also been demonstrated in two Phase I trials in patient with acute myelogenous leukemia (“AML”). These trials were not supported by us and used a first-generation personalized cell therapy product and treatment strategy that is different from the INKmune product and treatment strategy. In these trials, haplo-identical NK cells obtained from a first degree relative by leukapheresis were primed ex-vivo using a lysate of the parent cell line from which we derived INB16 - INKmune. Once the TpNK therapy has been produced and passed quality testing, the patient received conditioning therapy with chemotherapy (cyclophosphamide and fludarabine), the primed haplo-identical NK cells were given to patients by intravenous infusion. Two Phase I clinical trials have been performed using that first-generation adoptive cell therapy treatment strategy. An investigator-initiated trial performed at the Royal Free Hospital in London 2009 was funded by a UK charity. Fifteen patients with relapsed, high-risk AML were enrolled in the trial. Because of drop-out due to disease progression, delays in product production and complications of conditioning therapy, only 7 of the fifteen patients were treated with the TpNK cell product. Four of seven patients showed clear benefit from the treatment with the TpNK product with prolonged relapse free remission and, in one patient, conversion of a partial remission to full remission. None of the remissions were durable; all patients ultimately died from disease progression. The safety of the product was found to be a combination of toxicity from the chemotherapy/radiotherapy conditioning regimen and the TpNK therapy. In general, the complications were well tolerated although did require medical intervention including prolonged periods of aplasia in two heavily pretreated patients that resolved with supportive care. The results of this study have been published in a medical journal (PLoS One. 2015 Jun 10;10(6):e0123416. doi: 10.1371/journal.pone.0123416. eCollection 2015). In 2013, a second open label, multi-center trial was performed in the US using the same product and procedures but targeting a slightly different patient population. In the second trial, 12 patients in first remission with AML were treated with the haplo-identical TpNK product produced using the first generation ex-vivo priming process. After conditioning with chemotherapy alone, the patients received TpNK in three dosing cohorts – 3x10^5, 1x10^6 or 3x10^6 TpNK per kilogram. Patients were followed for safety and relapse free survival. This trial confirmed the safety of the TpNK treatment in patients with AML and reinforced many of the efficacy findings seen in the first trial with none of the previously experienced side effects. Patients benefited from haplo-identical TpNK therapy with prolonged relapse free survival including two patients that remain in remission more than 42 months after treatment. This trial has been published. (Biol Blood Marrow Transplant. 2018 Mar 26. pii: S1083-8791(18)30132-0. doi: 10.1016/j.bbmt.2018.03.019.) The results of the laboratory and Phase I studies provide evidence that our strategy for treating residual disease is sensible but unproven.

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

Three step process to preparation for INKmune human clinical trials:

INKmune GMP scale-up for Phase I/II clinical material

The working cell banks and individual INKmune product to be used in the patients for the clinical trial have been produced at the Centre for Cell, Gene & Tissue Therapeutics at Royal Free Hospital / University College London to full cGMP (MHRA MIA(IMP)11149). All manufacturing has been under the direction of Professor Mark Lowdell. The Company can produce enough INKmune to complete both Phase I clinical trials in women with ovarian cancer and in patients with high-risk MDS. We have validated storage of INKmune for up over 3 years in vapor phase nitrogen and have a fully scalable, closed system manufacturing process in validation which can produce up to 6 patient doses per week during phase I and II trials. At intermediate scale we can manufacture 40 doses per week in a single 80-liter bioreactor. Importantly, we have validated the storage of INKmune at -80oC for up to 27 days which greatly facilitates the delivery and local storage of the drug for clinical trials and post commercialization use. In contrast, as far as we know all other NK cell therapies and T cell therapies require complex shipping of drug products in vapor phase nitrogen below -150oC and specialized arrangements for ongoing storage at the clinical sites. We may need additional INKmune for future clinical trials.

Interaction with Regulatory Authorities Regarding INKmune Development

The INKmune Phase I studies in high-risk MDS are being performed in the UK and Greece. We met with the Medicines and Healthcare Products Regulatory Agency (“MHRA”), the UK version of the FDA as part of a Scientific Advice Meetings in preparation for submitting the CTA for our first planned program. The purpose of the meeting was to explain to the MHRA our manufacturing process and clinical plan for the development of INKmune in a Phase I relapse/refractory ovarian cancer. We are working to seek regulatory approval to start a solid tumor program in the US. The Company has had initial discussion with the FDA. Those discussions are ongoing. We plan to file an IND for a solid tumor indication in 2023. We have not announced the solid tumor target.

INKmune Product Development Path Proposed Phase I Study in patients with high-risk MDS

During 2021, we initiated an open label Phase I cancer study in patients with high-risk myelodysplastic syndrome (“MDS”). Patients are being enrolled who have a low burden of disease after completion of conventional therapy. The first patients were enrolled in the first quarter of 2021. In the Phase I trial, patients with detectable residual disease in bone marrow and/or peripheral blood (<15% blasts by conventional tests) will be treated with intravenous infusions of INKmune and monitored for changes in peripheral blood NK activation, NK function and changes in residual blast counts in blood and bone marrow. We and others have previously shown that MDS patients with inadequate NK function have statistically significantly poorer prognosis than matched patients with normal levels of NK function (Tsirogianni et al 2019) and we have shown in laboratory experiments that the functional activity of NK cells from MDS patients can be enhanced by exposure to INKmune. Moreover, INKmune-primed NK cells are not inhibited by the hypoxic conditions of the diseased bone marrow microenvironment.

The first patient was treated in the second quarter of 2021. The patient is now more than 12 months out from therapy with INKmune. The patient, part of the first cohort, received 1x10^8 INKmune cells on day 1,8 and 15 as an in-patient. The patient did not require any type of conditioning therapy or cytokine support. The patient tolerated the three infusions without any problems. The patient underwent intensive monitoring over 120 days. There are 4 observations from this first patient. The patient has dramatically increased the number of activated, “memory-like” NK cells in circulation. Memory-like NK cells (mlNK) are activated NK cells with a unique cell surface protein phenotype and which show enhanced lysis of tumor cell in vitro. Post treatment with INKmune, elevated levels of mlNK cells were present in the patients in the peripheral blood for more than 119 days when trial follow-up ceased. The patient mlNK actively kill NK resistant cancer targets in vitro. Finally, the patient has had a significant clinical improvement with a reduction of his ECOG score from 2 to 0 and a significant reduction in blood product support.

Three compassionate use cases have also been treated. Two were young patients with AML who had failed previous hematopoietic stem cell transplants (“HSCT”). The first compassionate-treatment patient showed such improved neutrophil and platelet counts that she was discharged from hospital for the first time in six months. The second patient treated compassionately had failed two high risk HSCT and entered the course of INKmune therapy with high percentage of blasts in his bone marrow. His blood NK cells responded in differentiation into mlNK as hoped but it is too early to determine if INKmune has provide any clinical benefit.

INKmune Registration Studies and/or Partnering

The Company plans to file an Investigational New Drug (“IND”) application in 2023 for a Phase I/II trial of INKmune in a solid tumor indication. Other solid cancers are of interest including nasopharyngeal cancer (“NPC”) which is a known target for NK cells and an important unmet clinical need in emerging markets such as mainland China. Renal cell carcinoma is also a known target for INKmune. We may seek partner or sell INKmune. Although our development strategy is focused on North America and Europe, we believe INKmune will also be attractive for markets on the Pacific Rim, South Asia and South America, but will wait for partners to help with the development in those regions, however, at this time, we are not negotiating with any potential partners.

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

Challenges in the Market for Our Product Candidates

The market for new oncology therapies is competitive, complicated, and rapidly evolving. We will be competing with companies that are older, larger, better financed and have greater experience. There are two types of drug companies – development companies and commercial companies. Development companies take the risk of developing new products to proof-of-concept. Once proof-of-concept has been achieved, if the drug provides clinical benefit, the product is usually acquired by a commercial company, which completes the drug’s clinical development and markets the product. We are a development company which will seek to develop products such as INKmune from the bench to the bedside to demonstrate proof-of-concept. The goal for us is to successfully develop such products to the point where they are attractive targets for potential partners/acquirers.

According to a recent Markets and Markets report, the immunotherapy market is growing rapidly at an annual rate of over 13%. Recently, the market is biased towards T cell-based immunotherapies including bi-specific antibody therapies, checkpoint inhibitors and CAR-T cell-based therapies. There are substantial numbers of clinical trials that are focused on the adaptive immune system versus clinical trials that are focused on the innate immune system for the treatment of cancer. Our challenge will be to educate partners on the value of NK cell-based therapeutic strategies. The need to educate people of the importance of INB03 is equally challenging. At the academic and investor level, there is little recognition of the role MUC4 plays in causing resistance to immunotherapy. The concept of adding a drug to modify the immunosuppressive environment of the TME to allow immunotherapy to be effective is also new. We will be responsible for educating them on the importance of MUC4 expression, TAM, MDSC and why INB03 may be an important addition to the oncologist’s armamentarium. We believe educating investors and partners about new therapeutic opportunities is an easier task than trying to differentiate our company from the many other cancer immunotherapy companies. We plan to use a combination of publication, presentation and investor relations to discuss INKmune and INB03 and to educate the clinical, biopharma and investor community on the value of these novel therapeutic approaches.

DN-TNF Competition

To our knowledge, there are no other companies developing a therapy to treat patients with MUC4+HER2+ tumors. This set of biomarkers predicts a tumor that will be resistant to therapy. We believe MUC4 expression means that patient will be resistant to first line trastuzumab based immunotherapy and will be resistant to CPI. INB03 is a unique category of cancer therapies. It is does not kill cancer cells. INB03 modulates the immunology of the TME to make existing therapies more effective. The advantage of this strategy is that it can be used prospectively, and it does not add toxicity to existing therapy.

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

DN-TNF Platform Technology (Oncology, Central Nervous System Disorders, Acute and Chronic Peripheral Diseases)

The DN-TNF Platform Technology covers a variety of dominant negative tumor necrosis factor (“DN-TNF”) variant proteins, including the pegylated DN-TNF protein variants known as XPro and INB03. These DN-TNF protein variants can be considered a platform technology for treating the underlying immune dysfunction associated with many disease manifestations. Unlike approved anti-TNF therapeutics, DNTNF selectively targets and neutralizes soluble TNF, and is therefore not immunosuppressive. Additionally, XPro has been shown to cross the blood brain barrier after peripheral administration, making it attractive for use in treating CNS disorders. The following table summarizes current IP covering our DN-TNF Platform Technology:

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

Trademarks

The designations INMUNE BIOTM, INB16TM, INKmuneTM, PSEUDOKINETM, and XProTM are trademarks of INmune Bio, Inc. Some or all these trademarks may be protected by applications pending at the USPTO and other trademark registration authorities globally. As part of the trademark registration process, we may be required to submit a statement of use evidencing bona fide use of each mark in commerce. By nature of being in the biopharmaceutical business, certain regulatory requirements must be met in connection with certain products and/or services prior to receiving marketing authorization from a regulatory agency, and thus it may take some time before products and/or services are offered for sale and a statement of use can be submitted for perfecting trademark registration. For these reasons, we may be required to obtain extensions of time, or to refile applications, seeking registration of trademarks. We cannot guarantee that a given trademark application will be allowed or issued in a respective office for each jurisdiction.

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

The term of the Immune Ventures Agreement began on October 29, 2015, and, if not terminated sooner pursuant to the agreement, ends on a country-by-country basis on the date of the expiration of the last to expire patent rights where patent rights exist. Subject to granting, prosecution-related patent term adjustments, and requirements for maintenance and renewals, the latest to expire patent is scheduled to expire on March 15, 2038 (“Natural Expiration”). Upon Natural Expiration of the Immune Ventures Agreement, we shall have a fully paid up, perpetual, royalty-free license without further obligation to Immune Ventures. The Immune Ventures Agreement can be terminated by Immune Ventures if, after 60 days from our receipt of notice that we have not made a payment under the Immune Ventures Agreement we still do not make this payment. On July 18, 2018, the parties amended the agreement under which the Company was required to achieve milestones pursuant to the agreement. On October 30, 2020, the parties executed an additional amendment to the agreement under which the Company is required to achieve the following milestones:

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

University of Pittsburg License Agreement

On October 3, 2017, the Company entered into an Assignment and Assumption Agreement with Immune Ventures related to intellectual property licensed from the University of Pittsburgh. Pursuant to the Assignment and Assumption Agreement (the “Assignment Agreement”), Immune Ventures assigned all its rights, obligations and liabilities under an Exclusive License Agreement between the University of Pittsburgh – Of the Commonwealth System of Higher Education (“Licensor”) and Immune Ventures to INmune Bio (“Licensee”), (the “PITT Agreement”).

As consideration under the PITT Agreement, we are obligated to pay: (i) annual maintenance fees, (ii) royalty payments based on the sale of products making use of the licensed technology, and (iii) milestone payments.

In 2022, the Company paid $5,000 according to the PITT Agreement as an annual maintenance fee.

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

Xencor License Agreement

On October 3, 2017, the Company entered into a license agreement with Xencor, Inc. (“Xencor”), which has discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor (the “Xencor Agreement”). During June 2021, the Company entered into the First Amendment to License Agreement with Xencor. Pursuant to the Xencor Agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials (as defined in the Xencor Agreement) to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein known as “XPro” that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation. The Xencor Agreement expires upon the later of: (a) the expiration of the last to expire valid claim covering any pharmaceutical product that contains, comprises, or incorporates Xencor’s proprietary protein known as XPro alone or in combination with one or more active ingredients, in any dosage or formulation. (“Licensed Product”) in such country or (b) ten years following the first sale to a third party of the licensed product in such country. Net Sales with respect to any Licensed Product is the gross amounts invoiced by us for sales of the Licensed Products less deductions actually incurred. A valid claim is an issued, unexpired or pending claim with the patent rights that Xencor controls as of October 3, 2017 which patent rights are necessary to make, develop, use, sell, have sold, offer for sale and import a Licensed Product in the Field (the Field means all applications for the treatment of diseases in humans) or the Product Patent Rights, which claim has not lapsed, been abandoned, been revoked or been held to be unpatentable, invalid or unenforceable by a final judgment of a court or other governmental agency or competent jurisdiction from which no appeal can be or is taken within the time allowed for appeal and which has not been admitted to be invalid or unenforceable through reissue, re-examination, disclaimer or otherwise. Product Patent Rights shall mean any and all our patent rights that are necessary to make, develop, use, sell, have sold, offer for sale and import a Licensed Product in the Field, including any improvements or patent rights directed to the Licensed Product. Either party may terminate the Xencor Agreement upon 60 days’ (10 days for any payment default) prior written notice to the other party after the breach of any material provision of the agreement by the other party if the breaching party has not cured the breach within the 60-day period (10-day period for any payment default) following written notice of termination by the non-breaching party. We can terminate the Xencor Agreement upon 180 days prior written notice to Xencor. Xencor may terminate the Xencor Agreement in its entirety or with respect to any specific Licensed Product upon written notice in the event that we contest, oppose or challenge or assist any party in contesting, opposing or challenging, Xencor’s ownership of, or the enforceability or validity of the Patent Rights that Xencor controls as of October 3, 2017 which Patent Rights are necessary to make develop, use, sell, have sold, offered for sale and import a Licensed Product in the Field. Either party may terminate the Xencor Agreement upon written notice to the other party upon or after the insolvency, bankruptcy, dissolution or winding up of such other party or the making or seeking to make or arrange an assignment for the benefit of creditors of such other party or the initiation of proceedings in voluntary or involuntary bankruptcy which proceeding, or action remains undismissed or unstayed for a period of more than 60 days.

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

Human Mesenchymal Stem Cells

In November 2017 (amended in October 2022), we entered into a Material Transfer and License Agreement with the Anthony Nolan Cord Blood Bank (“AN”), the oldest and largest non-directed cord blood bank in the United Kingdom for the supply the starting material for the mesenchymal stem cells - umbilical cords not used after cord blood harvest. Mark Lowdell’s research group developed and validated a methodology for producing large numbers of clinical-grade pooled human umbilical cord derived mesenchymal stem cells (“HucMSC”). We believe we are well positioned to become a preferred manufacturing partner for companies who need MSC for clinical programs. Manufacture of HucMSC is performed under the direction of Mark Lowdell in a licensed GMP facility that is contracted to the Company as part of existing research and development agreements. The starting material for the HucMSC product is provided by the AN. The HucMSC product produced in this facility are fully qualified to be used for either research or clinical trials. We have developed a validated manufacturing process that reliably produces contract manufacturer of the clinical grade (“cGMP”) quality mesenchymal stem cells that we call CORDstrom. To date, we are supporting two academic clinical trials with CORDstrom. One program is a in the UK treating children with erythematous bullousa, a disfiguring skin disease in children that is similar to a second degree burn and treatment of system lupus in adults. Both these studies are ongoing. INmune Bio is supplying the clinical product for treatment of these patients. The Company does not know the results of these trials until they are announced by the principal investigators at the clinical sites. Currently, we plan to supply HucMSC to third parties for their research use and in clinical trials as part of the development process for commercial pro/ducts. We may decide to expand this agreement in the future if the commercial and/or development opportunities warrant such expansion. At the current time, we expect this program to be funded by revenues from commercial sales. The agreement with AN terminates on November 29, 2027. AN may terminate the license on written notice to us, if a donor withdraws consent to the continued use of umbilical cord tissue samples that were obtained by AN. Additionally, either party may terminate the agreement on 30 days prior written notice to the other if that other party materially breach any term of the agreement and such breaches (to the extent it is remediable) is not remedied within 30 days of the written request to the other party to do so.

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

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified medical investigators according to approved protocols that detail the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor participant safety. Regulatory procedures differ in each country we will be working in. For example, in the US, each protocol is submitted to the FDA as part of the IND for their review and consent before enrolling patients in the clinical trial. The US is not the only place to perform clinical trials. Most countries have systems in place to allow academics and companies to sponsor clinical trials of novel therapies in patients. For financial and technical reasons, the Company will perform the Phase I clinical trials of our programs in the United Kingdom and Australia. The US will be included in the Phase II programs. Other venues such as Europe, Canada, Japan and other Pacific Rim countries may be included in the development program in the future. The first clinical trial with INKmune will be initiated in the United Kingdom. In the United Kingdom, the regulatory submission is made to the MHRA for a clinical trials authorization (“CTA”). This is a multistep process. The Company had a Scientific Advice meeting with the MHRA in September 2017 to discuss the INKmune Phase I/II trial in women with relapse/refractory ovarian cancer including trial design, manufacturing processes and clinical trial execution. The MHRA gave recommendations on trial design, manufacturing controls and the regulatory procedures needed to initiate the clinical trial. We received CTA approval from the MHRA for an INKmune trial in ovarian cancer on December 18, 2018. The approval allows for the execution of the Phase I/II INKmune clinical trial in the United Kingdom. We plan to have two cancer clinics referring the 6 patients needed for the Phase I portion of the trial. We expect the first Phase I sites to be in the United Kingdom. If the first cohort of the Phase I trial proceeds as planned, we expect to expand the clinical trial in the United Kingdom and may include clinical sites in the US. Any Phase II program will start as a multi-national trial because at least 30 patients will be required to complete the Phase II program. The additional clinical sites in the United Kingdom or US have not been identified at this time. No additional regulatory procedures will be needed to add sites in the United Kingdom. To add sites in the US, we will need to file an IND with the FDA. Once the FDA approves the IND, clinical sites can be opened. We have chosen relapsed/refractory ovarian cancer as the anticipated Phase 1 study for INKmune for a number of reasons. Relapsed refractory is a disease with poor treatment options. Our pre-clinical data suggests INKmune may have advantages over other immunotherapies in the treatment of ovarian cancer. Ovarian cancer has a sensitive and validated biomarker to measure disease burden – CA125. This allows the Company to accurately select patients for the clinical trial and determine if INKmune therapy is effective. This provides regulatory advantages for registration of INKmune. INB03 will follow a similar development strategy but used Australia for the Phase I programs. In Australia, clinical trials for INB03 are performed under the clinical trials notification (“CTN”) scheme authorized by the Therapeutic Good Administration (“TGA”). The TGA is the equivalent agency to the FDA in the US and the MHRA in the United Kingdom. We filed an Australian Clinical Trial Notification, or CTN, for INB03 and XPro during the second quarter of 2018 and 2019 respectively. Applications were accepted in May 2018 and 2019 to allow us to initiate the Phase I trials in cancer and Alzheimer’s disease respectively. We have completed the oncology Phase 1 open label dose escalation trial in patients with advanced solid tumors and biomarkers of inflammation in their blood.

The INBO3 Phase I trial has been completed and provided evidence of safety and a pharmacodynamic drug affect, decrease of inflammatory biomarkers, needed to move the program to a Phase II clinical trial in cancer. The Phase II clinical trial will combine INB03 with approved second line therapy in patients with HER2+ breast cancer with or without brain metastasis that have progressed after treatment with TDxd. This is a combination trial where the addition of INB03 to approved second line therapy may provide a therapeutic alternative in a disease without any drugs approved. The Company has not lost interest in combining INB03 with immune checkpoint inhibitors (CPI), but competition for patients is fierce in this arena. Our plan is to pursue treatment of tumors that express MUC4 as our lead indication. Tumors that express MUC4 are resistant to all forms of immunotherapy due to a combination of increased MDSC in the tumor, decrease tumor macrophage (TAM) phagocytosis, decreased inflammation in the tumor (a “cold” tumor) and direct effects of MUC4 and soluble TNF on HER2 function. If combination therapy with INB03 decreases MUC4 expression and changes the TME to make the “cold” tumor “hot”, then addition of a CPI will be warranted. At this time, the combination trial to treat MUC4+ TDxd resistant HER2+ expressing cancer is our most probable registration strategy for INB03. This includes the combination of INB03 with trastuzumab antibody drug conjugate therapy TDxd in combination with a TKI and/or CPI. Current therapies for TDxd resistant cancers are used on a trial by error approach. Using MUC4 expression as a biomarker for to predict resistance may bring a precision medicine approach to this difficult clinical scenario. Addition of INB03 to the treatment regimen for treating MUC4+ cancers may convert “cold” tumors to “hot” tumors making the eligible for treatment with CPI. The design and successful completion of a Phase II trial is not guarantee of clinical relevance or commercial viability. There are multiple therapies on the market or in development for the treatment of resistant breast cancer. The introduction of TDxd to the clinician’s armamentarium is new and evolving. The future standard-of-care is not known. The registration and development strategy for INB03 is multinational. The Phase II program may enroll patients in other countries, including the United States after submitting an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA. If partnering is successful at any stage of INB03 development, we expect the partner to influence the development and regulatory decisions needed with moving the drug to commercialization. Finally, combination therapy to treat patients resistant to trastuzumab or CPI are not the only oncology application for INB03. INB03 can be combined with other immune-oncology therapy to improve efficacy, safety or both. INB03 can be used as part of combination therapy with immuno-oncology drugs, paired with tradition therapies such as cytotoxic chemotherapy, kinase inhibitors, cell therapies or radiation therapy. The company is pursuing pre-clinical data in some of these areas. When and if positive developments occur, we will communicate them to our shareholders. There are other regulatory venues that will be important for both our products – the largest and most important is Europe. In Europe, the European Medicines Agencies (“EMA”) is responsible for authorization of clinical trials in member states. In EU, there may be a requirement to get individual country authorization at the same time as EMA authorization. The initial development of INB03 and XPro occurred in AUS followed by trials in other regulatory jurisdictions including the US. The development of INKmune will start in the United Kingdom followed by trials in the US. XPro is being developed for the treatment of Alzheimer’s disease under a Part-the-Cloud Award received Feb 2019. The biomarker directed Phase I trial was performed in AUS using a regulatory strategy identical to that used for INB03 in cancer. Regulatory approval to initiate the trial was received on February 8, 2019. XPro treats microglial activation and innate immune dysregulation may be the cause with Alzheimer’s disease in some patients. To our knowledge, there are few companies using an anti-inflammatory strategy for the treatment of Alzheimer’s disease. Those companies include Denali Therapeutics (NASDAQ: DNLI); developing DNL747 that targets critical signaling proteins in the TNF pathway that regulate inflammation and cell death. Alector (NASDAQ: ALEC) in partnership with Abbvie is developing AL002 that targets TREM2 on microglial cells. Gliacure is targeting microglial cells in Alzheimer’s disease with a small molecule candidate GC021109.

Lecanemab (Leqembi™; Eisai) was approved for the treatment of patients with Early AD in January 2023 This is this the second anti-amyloid drug for the treatment of ealy AD to be approved. Donanemab (Lilly), a third drug anti-amyloid therapy for early AD is expected to be approved in the second half of 2023. These three drugs have similar efficacy and safety profiles. One of the common safety problems is the development of ARIA (Alzheimer’s Related Imaging Abnormality) that causes a delay or discontinuation of therapy. ARIA is neuroinflammation related side-effect more common in patients expressing ApoE4. The modest efficacy, sub-optimal safety and difficulty of use makes combination therapy for the treatment of early AD an attractive development and therapeutic strategy. The Company is following the developments in this area closely.

Clinical testing must satisfy extensive FDA regulations. Reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted for serious and unexpected adverse events. Success in early-stage clinical trials does not assure success in later stage clinical trials. The FDA, an IRB or we may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk.

New Drug Applications

Assuming successful completion of the required clinical trials, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. An NDA also must contain extensive manufacturing information, as well as proposed labeling for the finished product. An NDA applicant must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP. The manufacturing process must be capable of consistently producing quality product within specifications approved by the FDA. The manufacturer must develop methods for testing the quality, purity and potency of the final product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life. Prior to approval, the FDA will conduct an inspection of the manufacturing facilities to assess compliance with cGMP.

The FDA reviews all NDAs submitted before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to review before the FDA accepts it for filing. After an application is filed, the FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers them carefully when making decisions. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require us to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval and may require surveillance programs to monitor the safety of approved products which have been commercialized. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety or efficacy questions are raised after the product reaches the market.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data. Pharmaceutical manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. If our future suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require us to recall a product from distribution, or withdraw approval of the product.

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

The federal Anti-Kickback Statute prohibits, among other things, the knowing and willing, direct or indirect offer, receipt, solicitation or payment of remuneration in exchange for or to induce the referral of patients, including the purchase, order or lease of any good, facility, item or service that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced-price items and services. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. The government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on sham research or consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Many states have similar laws that apply to their state health care programs as well as private payors.

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

By way of example, in March 2010, the Affordable Care Act (“ACA”) was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the ACA of importance to our potential drug candidates are:

●	an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include, among others, the Budget Control Act of 2011, which mandates aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Since its enactment, there have been judicial, administrative, executive and legislative challenges to certain aspects of the ACA. On June 17, 2021 the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order to, among other things, instruct certain governmental agencies to review and reconsider their existing policies and rules that limit access to health care, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. For example, Centers for Medicare and Medicaid Services may develop new payment and delivery models, such as bundled payment models. There also has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. By way of example, in August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.

At the state level, legislatures in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Human Capital Resources

As of December 31, 2022, we had 10 full-time employees. We consider the intellectual capital of our employees to be an important driver of our business and key to our future prospects. We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

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

●	We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

●	Our ability to successfully engage with, and satisfactorily respond to, requests for additional information from the FDA concerning the clinical hold on our investigational new drug application for XPro and the timing and outcomes of such interactions, including our plans to engage the FDA in order to lift the clinical hold.

●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.

●	We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.

●	We are significantly dependent on the success of our DN-TNF product platform and Natural Killer Cell Priming Platform (INKmune) and our product candidates based on these platforms.

●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.

●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.

●	The biotechnology and immunotherapy industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.

●	We can provide no assurance that our clinical product candidates will obtain regulatory approval or that the results of clinical studies will be favorable.

●	Drug discovery and development is a complex, time-consuming and expensive process with a high rate of failure.

●	We may face legal claims; legal disputes are expensive, and we may not be able to afford the costs.

●	We can provide no assurance of the successful and timely development of new products.

●	We must comply with significant government regulations.

●	We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights.

●	The price of our common stock may be volatile.

●	The market prices for our common stock may be adversely impacted by future events.

●	A limited public trading market may cause volatility in the price of our common stock.

●	Our Rights Agreement contains anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

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

As of December 31, 2022, we had cash and cash equivalents of $52.2 million and we had $15 million of outstanding debt. In order to develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical and clinical trials and marketing activities. We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations for at least the next twelve months. We anticipate using our cash and cash equivalents to fund further research and development with respect to our lead product candidates. We may, however, need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

●	successful commercialization of our product candidates;

●	the time and costs involved in obtaining regulatory approval for our product candidates;

●	costs associated with protecting our intellectual property rights;

●	development of marketing and sales capabilities;

●	payments received under future collaborative agreements, if any; and

●	market acceptance of our products, if any.

Issuances of additional debt or equity securities could impact the rights of the holders of our common stock and will dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We may also raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaboration, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.

In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, funding facilities, licensing arrangements, borrowing arrangements and/or asset sales on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration.

We cannot provide assurances that changed or unexpected circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. There can be no assurances that we will be able to raise additional capital in sufficient amounts or on favorable terms, or at all. If we are unable to raise adequate additional capital when required or in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a loss), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets.

To fund our operations and service our debt, we will be required to generate a significant amount of cash. Our ability to generate cash depends on a number of factors, some of which are beyond our control, and any failure to meet our debt obligations would have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline.

Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt. If we do not generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Alternatively, we may also attempt to refinance certain of our debt, for example, to extend maturities. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. If we are unable to access the capital markets, whether because of the condition of those capital markets or our own financial condition or reputation within such capital markets, we may be unable to refinance our debt. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms, or at all, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock and/or debt securities to decline.

Our ability to continue to reduce our indebtedness will depend upon factors including our future operating performance, our ability to access the capital markets to refinance existing debt and prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We can provide no assurance of the amount by which we will reduce our debt, if at all. In addition, servicing our debt will result in a reduction in the amount of our cash flow available for other purposes, including operating costs and research and development costs.

Our debt agreement contains covenant restrictions that may limit our ability to operate our business.

The terms of our debt agreement contains, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to, among other things, incur additional debt or issue guarantees, create liens, repurchase stock, or make other restricted payments, and make certain voluntary prepayments of specified debt. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Furthermore, our failure to comply with our debt covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay it. The Company violated certain non-financial debt covenants during 2022 and obtained a waiver from its lender for the violations during February 2023.

The FDA has placed a clinical hold on XPro. If the FDA does not remove the clinical hold on a timely basis, or at all, our development timelines and our business may be adversely affected, and our stock price may decline.

As previously announced by the Company in a press release dated on May 23, 2022, the FDA placed a full clinical hold on XPro, requesting additional information around the Company’s chemistry manufacturing and controls for the treatment.  The Company is working with the regulatory body to have the current hold removed as soon as possible, but it is not yet clear when the hold will be lifted. If the FDA does not lift the clinical hold in a timely manner, or at all, our long-term development timeline for XPro and our business, financial condition or results of operations, may be adversely affected. The trial for XPro in Alzheimer’s disease is currently open in Australia and Canada.

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

We license our patents from others. If such owners do not properly maintain or enforce the intellectual property underlying such licenses, our competitive position and business prospects could be harmed. Our licensors may also seek to terminate our license.

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

We are dependent on our licensing agreement with Xencor, and the termination of this agreement could a have an adverse effect on our business.

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

On October 29, 2015, we entered into an exclusive license agreement with Immune Ventures, LLC (Immune Ventures). The license agreement relates to our natural killer program, INKmune. Immune Ventures is owned by our RJ Tesi, our CEO and Chairman of the Board of Directors, David Moss, our Chief Financial Officer and Treasurer and Mark Lowdell, our Chief Scientific Officer. Because our officers and directors also own Immune Ventures there may be an inherent conflict of interest which could result in unanticipated actions that adversely affect us.

We have a limited operating history and expect to incur significant additional operating losses.

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

We anticipate that we may seek an accelerated approval pathway for our product candidates. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, or FDCA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

Our product candidates are either in early clinical development or have not entered into clinical trials and are in development stage. Therefore, the risk of failure of our product candidates is high. It is impossible to predict when or if our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable non-U.S. regulatory authority that a drug product is not safe or effective for its intended uses. It is possible that even if our product candidate has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of, or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of any of our product candidates, including:

●	clinical trials of our product candidate may produce unfavorable or inconclusive results;

●	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	the number of patients required for clinical trials of our product candidate may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	data safety monitoring committees may recommend suspension, termination or a clinical hold for various reasons, including concerns about patient safety;

●	regulators or institutional review boards, or IRBs, may suspend or terminate the trial or impose a clinical hold for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

●	patients with serious, life-threatening diseases included in our clinical trials may die or suffer other adverse medical events for reasons that may not be related to our product candidate;

●	participating patients may be subject to unacceptable health risks;

●	patients may not complete clinical trials due to safety issues, side effects, or other reasons;

●	changes in regulatory requirements and guidance may occur, which require us to amend clinical trial protocols to reflect these changes;

●	our third-party contractors, including those manufacturing our product candidate or components or ingredients thereof or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

●	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

●	patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

●	we may have to suspend or terminate clinical trials of our product candidate for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;

●	the FDA or comparable non-U.S. regulatory authorities may disagree with our clinical trial design or our interpretation of data from preclinical studies and clinical trials;

●	the FDA or comparable non-U.S. regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for clinical and commercial supplies;

●	the supply or quality of raw materials or manufactured product candidate or other materials necessary to conduct clinical trials of our product candidate may be insufficient, inadequate, delayed, or not available at an acceptable cost, or we may experience interruptions in supply; and

●	the approval policies or regulations of the FDA or comparable non-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

We may not be able to initiate or continue clinical trials for INKmune our DN-TNF product platform or any other product candidate if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

●	have the FDA clinical hold on XPro lifted;

●	the size and nature of the patient population;

●	the severity of the disease under investigation;

●	the proximity of patients to clinical sites;

●	the eligibility criteria for the trial;

●	the design of the clinical trial;

●	efforts to facilitate timely enrollment;

●	competing clinical trials; and

●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or the USPTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we will lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

We intend to seek orphan drug designation in the United States for our product candidate for the treatment of AML and ovarian cancer and we expect to rely on orphan drug exclusivity for our product candidate. Even if granted, orphan drug designation, and related market exclusivity, in the United States could be lost. Further, even if we are granted orphan drug status, the FDA can still approve different drugs for use in treating the same indication or disease, which would create a more competitive market for us, and our revenues will be diminished.

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

If the market opportunities for our product candidates are smaller than we believe they are, our revenues may be adversely affected, and our business may suffer. Because the target patient populations of our product candidates are small, we must be able to successfully identify patients and capture a significant market share to achieve and maintain profitability.

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

We must also report adverse events that occur when our products are used. The discovery of previously unknown problems with INKmune, the DN-TNF product platform or manufacturing facilities used to manufacture INKmune, or the DN-TNF product platform may result in restrictions or sanctions on our products or manufacturing facilities, including withdrawal of our products from the market. Regulatory agencies may also require us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our product or obtain re-approvals. This may cause our reputation in the marketplace to suffer or subject us to lawsuits, including class action suits.

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

These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, good manufacturing practices, or GMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of our product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling.

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

We currently have no sales, marketing or distribution capabilities and have no experience as a company in marketing products. If we develop internal sales, marketing and distribution organization, this will require significant capital expenditures, management resources and time, and we would have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

Deterioration in general economic conditions in the United States, Canada and globally, including the effect of prolonged periods of inflation on our suppliers, third-party service providers and potential partners, could harm our business and results of operations.

Our business and results of operations could be adversely affected by changes in national or global economic conditions. These conditions include but are not limited to inflation, rising interest rates, availability of capital markets, energy availability and costs, the negative impacts caused by pandemics and public health crises, negative impacts resulting from the military conflict between Russia and the Ukraine, and the effects of governmental initiatives to manage economic conditions. Impacts of such conditions could be passed on to our business in the form of higher costs for labor and materials, higher investigator fees, possible reductions in pharmaceutical industry-wide spending on research and development and acquisitions and higher costs of capital.

Public health threats could have an adverse effect on our operations and financial results.

Public health threats, such as the novel coronavirus (COVID-19), influenza and other highly communicable diseases or viruses could adversely impact our operations and disrupt our ongoing or planned research and development activities. We cannot presently predict the scope and severity of any potential future business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

We are exposed to risks related to currency exchange rates.

We conduct a significant portion of our operations outside of the United States. Because our financial statements are presented in U.S. dollars, changes in currency exchange rates have had and could have in the future a significant effect on our operating results when our operating results are translated into U.S. dollars.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and collaborators, including intentional failures to comply with FDA or Office of Inspector General regulations or similar regulations of comparable non-U.S. regulatory authorities, provide accurate information to the FDA or comparable non-U.S. regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. Such actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Use of social media platforms presents new risks.

We believe that our potential patient population is active on social media. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product candidate, which could result in reporting obligations. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our product candidates on any social networking website. In addition, our employees or third parties with whom we contract, such as our CROs or CMOs, may knowingly or inadvertently make use of social media in a manner that may give rise to liability, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial patients, customers and others or information regarding our product candidates or clinical trials. Any of these events could have a material adverse effect on our business, prospects, operating results and financial condition and could adversely affect the price of our common shares.

Risks Related to our Common Stock

We do not intend to pay dividends for the foreseeable future.

We have paid no dividends on our common stock to date, and we do not anticipate paying any dividends to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, we anticipate that we will retain any earnings to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our common stock and could significantly affect the value of any investment in our Company.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

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

We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. Specifically, the rights issued under the stockholder rights plan could cause significant dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. The rights plan is not intended to prevent a takeover, and we believe it will enable all our stockholders to realize the full potential value of their investment in the Company and protect the Company and its stockholders from efforts to obtain control of the Company that are inconsistent with the best interests of the Company and its stockholders. The rights under the plan will expire on December 30, 2023, subject to a possible earlier expiration to the extent provided in the stockholder rights plan, unless extended.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company leases approximately 5,000 square feet of office space in Boca Raton, Florida from a third-party, which serves as the headquarters of the Company. We currently pay approximately $15,000 per month for this lease which expires in January 2027.

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

As of December 31, 2022, there were 28 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

Overview

We are a clinical-stage immunology company focused on developing drugs that may reprogram the patient’s innate immune system to treat disease. We believe this may be done by targeting cells of the innate immune system that cause acute and chronic inflammation and are involved in immune dysfunction associated with chronic diseases such as cancer and neurodegenerative diseases. The Company’s drugs are in clinical trials and have not been approved by a regulatory authority. The Company has two therapeutic platforms – a dominant-negative TNF platform (“DN-TNF”, “XPro™”, “XPro1595™” or “pegipanermin”) and a Natural Killer (“NK”, or “INKmune™”) platform. The DN-TNF platform neutralizes soluble TNF (“sTNF”) without affecting trans-membrane TNF (“tmTNF”) or TNF receptors -TNFR1 and TNFR2. This unique biologic mechanism differentiates the DN-TNF drugs from currently approved non-selective TNF inhibitors that inhibit both sTNF and tmTNF. Protecting the function of tmTNF and TNF receptors while neutralizing the function of sTNF is a potent anti-inflammatory strategy that does not cause immunosuppression or demyelination which occur in the currently approved non-selective TNF inhibitors. Currently approved non-selective TNF inhibitors treat autoimmune disease, but are contraindicated in patients with infection, cancer and neurologic diseases because they increase the risk of infection, cancer and demyelinating neurologic diseases, respectively; all the safety problems are due to off-target effects on inhibiting tmTNF. The NK platform targets the dysfunctional natural killer cells in patients with cancer. NK cells are part of the normal immunologic response to cancer with important roles in immunosurveillance to prevent cancer and in preventing relapse by eliminating residual disease. Residual disease is the cancer left behind after therapy is finished. Residual disease can grow to cause relapse. The mechanism by which INKmune improves the ability of the patient’s NK cells to kill their cancer is complex. The NK cells of cancer patients lose the ability to bind and kill cancer cells. A measure of NK cell binding to cancer cells is avidity. The higher the avidity, the greater the bond between the NK cell to cancer cell and thus the greater NK killing of cancer cells. INKmune increase NK avidity and further improves mitochondrial function and upregulates nutrient receptors. These metabolic changes may help the INKmune primed NK cell to function in the hostile tumor microenvironment and persist much longer. These mechanisms improve the ability of INKmune primed NK cells to overcome the immune evasion of the patient’s cancer cells. We believe INKmune is best used to eliminate residual disease after the patient has completed other cancer therapies. Both the DN-TNF platform and the INKmune platform can be used to treat multiple diseases. The DN-TNF platform will be used as an immunotherapy for the treatment of cancer and neurodegenerative disease. INKmune is being developed to treat NK sensitive hematologic malignancies and solid tumors.

We believe our DN-TNF platform can be used as a cancer therapy to reduce resistance in immunotherapy and as a CNS (“central nervous system”) therapy to target glial activation to prevent progression of Alzheimer’s disease (“AD”), and to target neuroinflammation in treatment resistant depression (“TRD”) and as a drug to prevent muscle degeneration, prevent fibrosis and promote muscle regeneration in Duchene muscular dystrophy (DMD). The drug is named differently for the oncology and CNS indications; INB03™ or XPro™, respectively, but it is the same drug product. For DMD, the company is exploring DN-TNF compounds that is optimized for the treatment of DMD. This novel compound has the same mechanism of action but has novel IP protection. In each case, we believe neutralizing sTNF is a cornerstone to the treatment of these diseases. As an immunotherapy for cancer, we are using INB03 to neutralize sTNF produced by HER2+ trastuzumab resistant breast cancers to reverse resistance to targeted therapy. sTNF produced by the tumor causes an up-regulation of MUC4 express causing steric hindrance of trastuzumab binding to the HER receptor on HER2+ breast cancer cells. Without binding, trastuzumab based therapies are not effective. Neutralizing sTNF reverses MUC4 expression converting a trastuzumab resistant breast cancer cell into a trastuzumab sensitive breast cancer cell. In addition, INB03 changes the immunobiology of the tumor microenvironment by decreasing the number of immunosuppressive myeloid cells, both myeloid derived suppressor cells and tumor active macrophages, and increasing the number of cytotoxic lymphocytes and phagocytic macrophages in the TME. The Company has completed an open label dose escalation trial in cancer patients with metastatic solid tumors that have failed multiple lines of therapy. The trial informs the design of the Phase II trial by demonstrating that INB03 was safe and well tolerated, defined the dose of INB03 to carry into Phase II trials, and demonstrated a pharmacodynamic end-point. A Phase II trial is planned in patients with advanced MUC4+ expressing cancer.

Likewise, we believe the DN-TNF platform can be used to treat selected neurodegenerative diseases by modifying the brain microenvironment (“BME”). The Company believes the core pathology of cognitive decline is a combination of neurodegeneration and synaptic dysfunction. Neurodegeneration is nerve cell death that may include demyelination. Synaptic dysfunction means the connections between nerve cells stop working efficiently and may decrease in number. The combination of neurodegeneration and synaptic dysfunction causes cognitive decline and behavioral changes associated with Alzheimer’s disease (AD. XPro completed a Phase I trial treating patients with Alzheimer’s disease that was partially funded by a Part-the-Clouds Award from the Alzheimer’s Association. We believe XPro targets activated microglia and astrocytes of the brain that produce sTNF that promotes nerve cell loss and synaptic dysfunction, key elements in the development of dementia. In animal models, elimination of sTNF prevents nerve cell dysfunction and reverses synaptic pruning. The Phase I trial in patients with biomarkers of inflammation with AD has been completed. The open label, dose escalation trial was designed to demonstrate that XPro can safely decrease neuroinflammation in patients with ADi. The endpoints of the trial are measures of neuroinflammation and neurodegeneration in blood and cerebral spinal fluid by measuring changes in inflammatory cytokine levels in the CNS and using MRI-DTI to measure white matter free water. White matter free water; a validated measure of neuroinflammation in the brain. XPro, at the 1mg/kg/week dose decreased inflammatory cytokines in the CSF and decreased white matter free water in the brain demonstrating that XPro can decrease neuroinflammation in patients with AD. We also studied downstream benefits of decreasing neuroinflammation by measuring changes in the CSF proteome and quantifying changes in novel white matter MRI biomarkers. XPro significantly decreases biomarkers of neurodegeneration as measured by changes in the CSF proteome including neurofilament light chain, phospho Tau 217 and VILIP-1; decreases of 84%, 46% and 91% respectively after 3 months of therapy. Three months of XPro therapy improved measures of synaptic function, as measured in the CSF proteome including a 222% increase in Contactin 2 and a 56% decrease neurogranin, changes that contribute to improved synaptic function.

The successful completion of the Phase I trial in AD has informed the design of a blinded randomized, placebo controlled Phase II trials in patients with early ADi. Early ADi includes patients with AD and MCI who have at least one biomarker of inflammation (ADi and MCI2 respectively). The early ADi trial is a blinded randomized trial to test if treatment of early AD patients with neuroinflammation with XPro will affect cognitive decline. The Phase II trial in early ADi has six important elements. Two hundred patients are being enrolled in a 2:1 ratio (XPro vs placebo). The patients will receive 1mg/kg/week as a subcutaneous injection for six months. An enrichment strategy identical to the successful strategy used in the Phase I trial will be used to ensure patients have neuroinflammation. Patients will need to have one or more enrichment criteria: elevated blood level of at least one of C-reactive protein, hemoglobin A1c, erythrocyte sedimentation and at least one allele of ApoE4. The primary end-point will be Early/mild Alzheimer’s Cognitive Composite (“EMACC”), a validated cognitive measure that is more sensitive than traditional end-points used in many studies of patients with early AD. The trial is open in Australia and Canada and will open in the US pending the lift of a clinical hold by the US FDA. All patients will be offered to stay on therapy for at least 12 months in an extension trial. Clinical and biomarker data will be collected during the extension trial.

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

We believe that INKmune improves the ability of the patient’s own NK cells to attack their tumor. INKmune interacts with the patient’s NK cells to convert them from inert resting NK cells into memory-like NK cells that kill the patient’s cancer cells. INKmune is a replication incompetent proprietary cell line that is given to the patient after determining that i) the patient has adequate NK cells in their circulation and ii) those NK cells are functional when exposed to INKmune in vitro. INKmune is designed to be given to patients after their immune system has recovered after cytotoxic chemotherapy to target the residual disease the remains after treatment with cytotoxic therapy. We believe INKmune can be used to treat numerous hematologic malignancies and solid tumors including leukemia, multiple myeloma, lymphoma, lung, ovary, breast, renal and prostate cancer. The Company has initiated a Phase I trial using INKmune to treat patients with high risk MDS/AML, a form of leukemia. One patient has been treated in the Phase I trial for MDS and three patients have been treated compassionately in AML. In the four patients, INKmune therapy is safe, produces memory-like NK cells that kill cancer in vitro, promotes development of cancer killing memory-like NK cells that can be found in the patient’s circulation of 4 months. The Company will continue to enroll patients in the Phase I trial. The Company intends to initiate a separate Phase I/2 trial of INKmune in a solid tumor during 2023.

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

Since our inception in 2015, we have devoted substantially all of our resources to the discovery and development of our product candidates, including clinical trials and preclinical studies as well as general and administrative support for these operations. To date, we have generated no significant revenue. We have incurred net losses in each year since our inception and, as of December 31, 2022, we had an accumulated deficit of approximately $91.0 million. Our net losses were $27,299,000 and $30,340,000 for the years ended December 31, 2022 and 2021, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation.

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

In addition, the Company’s clinical trials have been affected by and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not, and others may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact the Company’s clinical trial operations.

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

We participate, through our wholly-owned subsidiary in the United Kingdom, in the research and development program provided by the United Kingdom tax relief program, such that a percentage of our qualifying research and development expenditures are reimbursed by the United Kingdom government, and such incentives are reflected as a reduction of research and development expense. The United Kingdom has recently enacted certain changes to the research and development program which will limit the research and development tax incentive available to the Company. The United Kingdom research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured.

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

We do not expect any of our product candidates to be commercially available for at least the next several years, if ever. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

●	continue research and development, including preclinical and clinical development of our existing product candidates;

●	potentially seek regulatory approval for our product candidates;

●	seek to discover and develop additional product candidates;

●	establish a commercialization infrastructure and scale up our manufacturing and distribution capabilities to commercialize any of our product candidates for which we may obtain regulatory approval;

●	seek to comply with regulatory standards and laws;

●	maintain, leverage and expand our intellectual property portfolio;

●	hire clinical, manufacturing, scientific and other personnel to support our product candidate’s development and future commercialization efforts;

●	add operational, financial and management information systems and personnel; and

●	incur additional legal, accounting and other expenses in operating as a public company.

General and Administrative Expenses

General and administrative expenses consist principally of payroll and personnel expenses, including stock-based compensation; professional fees for legal, consulting, accounting and tax services; insurance, overhead, including rent and utilities; and other general operating expenses not otherwise classified as research and development expenses.

Other income, net

Other expense consists primarily of interest expense incurred on debt, partially offset by interest income from a money market investment.

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

We recognize R&D tax credits receivable from the United Kingdom and Australian government for spending on R&D as a reduction of R&D expenses.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and December 31, 2021

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021	Change
Revenues	$(374)	$(181)	$(193)

General and Administrative	9,258	8,791	467
Research and Development	17,067	20,543	(3,476)
Other Expense, net	1,348	1,187	161
Net loss	$(27,299)	$(30,340)	$(3,041)

Revenues

During 2022 and 2021, the Company sold MSC’s to one and three customers, respectively, and recognized $374,000 and $181,000 of revenues, respectively.

General and Administrative

General and administrative expenses were $9.3 million for the year ended December 31, 2022, compared to $8.8 million for the year ended December 31, 2021. The increase in general and administrative expenses is largely due to higher compensation, including stock-based compensation ($1.5 million higher during the year ended December 31, 2022) and higher rent expense and right of use asset impairment ($0.2 million higher during the year ended December 31, 2022), partially offset by lower consulting expense ($1.5 million lower during the year ended December 31, 2022).

Research and Development

Research and development expenses decreased to $17.1 million for the year ended December 31, 2022 from $20.5 million for the year ended December 31, 2021. The decrease in research and development expenses during the year ended December 31, 2022 compared to 2021 is mainly due to the Company incurring $4.6 million of lower manufacturing costs in connection with producing its DN-TNF product and also due to incurring $2.6 million of lower expenses on the COVID-19 clinical trial, partially offset by the Company’s compensation (including stock-based compensation) which was $1.8 million higher in 2022 compared to 2021.

Other Expense, net

Other expense, net increased to $1.3 million during the year ending December 31, 2022, compared to $1.2 million during the year ending December 31, 2021. The increase in other expense is due to higher interest expense on the Company’s debt ($1.0 million higher), partially offset by $0.7 million higher interest income from money market investments.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $27,299,000 and $30,340,000 for the years ended December 31, 2022 and 2021, respectively. Net cash used in operating activities was $22,686,000 and $28,504,000 for the years ended December 31, 2022 and 2021, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock and from the receipts of grants. As of December 31, 2022, we had cash and cash equivalents of $52,153,000. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, costs incurred to manufacture our drugs under development, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs the majority of its research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of December 31, 2022, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.1 million.

As of December 31, 2022, the Company had an accumulated deficit of $91.0 million and working capital of $53.8 million. Losses have principally occurred as a result of the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of material revenues until such time as the Company’s products are commercialized. As of December 31, 2022, we had cash and cash equivalents of $52.2 million. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months following the filing date of this Annual Report on Form 10-K.

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(22,686)	$(28,504)
Net cash used in investing activities	-	(15,000)
Net cash provided by financing activities	729	96,357
Impact on cash from foreign currency translation	(700)	(10)

Net(decrease) increase in cash and cash equivalents	$(22,657)	$52,843

Net Cash Used in Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used $22.7 million of cash for the year ended December 31, 2022, primarily resulting from our net loss of $27.3 million, a net cash outflow of $2.9 million for changes in our net operating assets and liabilities, and non-cash stock-based compensation charges of $7.1 million. The change in our net operating assets and liabilities was primarily due to an increase in research and development tax credit receivable of $3.2 million and an increase in prepaid expenses and other current assets of $1.7 million, partially offset by an increase in accounts payable and accrued liabilities of $1.5 million.

Operating activities used $28.5 million of cash for the year ended December 31, 2021, primarily resulting from our net loss of $30.3 million, a net cash outflow of $3.1 million for changes in our net operating assets and liabilities, and non-cash stock-based compensation charges of $4.8 million. The change in our net operating assets and liabilities was primarily due to an increase in research and development tax credit receivable of $3.2 million and an increase in prepaid expenses and other current assets of $2.1 million, partially offset by an increase in accounts payable and accrued liabilities of $2.2 million.

Investing Activities

Investing activities used $15.0 million of cash for the year ended December 31, 2021. During the year ended December 31, 2021, the Company paid Xencor $15.0 million to settle an option to acquire 10% of the Company’s common stock on a fully diluted basis which was issued to acquire the Company’s acquired in-process research and development intangible asset.

Net Cash Provided by Financing Activities

During the year ended December 31, 2022, the Company sold 82,900 shares of its common stock to certain officers and directors for approximately $0.7 million.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

INmune Bio, Inc.

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of INmune Bio, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

Houston, Texas

March 2, 2023

INMUNE BIO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,153	$74,810
Research and development tax credit receivable	8,099	4,913
Other tax receivable	362	591
Prepaid expenses and other current assets	4,027	2,278
Prepaid expenses – related party	34	14
TOTAL CURRENT ASSETS	64,675	82,606

Operating lease – right of use assets	507	726
Other assets	99	99
Acquired in-process research and development intangible assets	16,514	16,514

TOTAL ASSETS	$81,795	$99,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,206	$3,733
Accounts payable and accrued liabilities – related parties	9	80
Deferred liabilities	616	474
Current portion of long-term debt	5,000	-
Operating lease, current liabilities	87	72
TOTAL CURRENT LIABILITIES	10,918	4,359

Long-term debt, less debt discount	9,697	14,458
Long-term operating lease liabilities	526	704
Accrued liability – long-term	550	199
TOTAL LIABILITIES	21,691	19,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 17,945,995 and 17,843,303 shares issued and outstanding, respectively	18	18
Additional paid-in capital	151,799	143,921
Accumulated other comprehensive (loss) income	(699)	1
Accumulated deficit	(91,014)	(63,715)
TOTAL STOCKHOLDERS’ EQUITY	60,104	80,225

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,795	$99,945

See accompanying notes to these consolidated financial statements.

INMUNE BIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(In thousands, except share and per share amounts)

	2022	2021
REVENUE	$374	$181

OPERATING EXPENSES
General and administrative	9,258	8,791
Research and development	17,067	20,543
Total operating expenses	26,325	29,334

LOSS FROM OPERATIONS	(25,951)	(29,153)

OTHER EXPENSE, NET
Other expense, net	(1,348)	(1,187)
Total other expense, net	(1,348)	(1,187)

NET LOSS	$(27,299)	$(30,340)

Net loss per common share – basic and diluted	$(1.52)	$(1.88)

Weighted average number of common shares outstanding – basic and diluted	17,927,327	16,130,539

COMPREHENSIVE LOSS
Net loss	$(27,299)	$(30,340)
Other comprehensive loss – foreign currency translation	(700)	(10)
Total comprehensive loss	$(27,999)	$(30,350)

See accompanying notes to these consolidated financial statements.

INMUNE BIO INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance as of January 1, 2021	13,481,283	$13	$72,105	$11	$(33,375)	$38,754
Issuance of common stock for cash, net	3,970,854	5	80,248	-	-	80,253
Settlement of Xencor warrant for cash and common stock	192,533	-	(15,000)	-	-	(15,000)
Warrants issued to lenders as debt inducement	-	-	619	-	-	619
Exercise of warrants	15,633	-	18	-	-	18
Exercise of stock options	183,000	-	1,135	-	-	1,135
Stock-based compensation	-	-	4,796	-	-	4,796
Loss on foreign currency translation	-	-	-	(10)	-	(10)
Net loss	-	-	-	-	(30,340)	(30,340)
Balance as of December 31, 2021	17,843,303	18	143,921	1	(63,715)	80,225
Issuance of common stock for cash	82,900	-	699	-	-	699
Exercise of warrants for cash	19,792	-	30	-	-	30
Stock-based compensation	-	-	7,149	-	-	7,149
Loss on foreign currency translation	-	-	-	(700)	-	(700)
Net loss	-	-	-	-	(27,299)	(27,299)
Balance as of December 31, 2022	17,945,995	$18	$151,799	$(699)	$(91,014)	$60,104

See accompanying notes to these consolidated financial statements.

INMUNE BIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(In thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,299)	$(30,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,149	4,796
Impairment of right of use asset	89	-
Accretion of debt discount	239	126
Changes in operating assets and liabilities:
Research and development tax credit receivable	(3,186)	(3,227)
Other tax receivable	229	(478)
Prepaid expenses and other current assets	(1,749)	(2,058)
Prepaid expenses – related party	(20)	(14)
Other assets	-	(99)
Accounts payable and accrued liabilities	1,473	2,215
Accounts payable and accrued liabilities – related parties	(71)	46
Deferred liabilities	142	284
Accrued liability – long-term	351	199
Operating lease liabilities	(33)	46
Net cash used in operating activities	(22,686)	(28,504)

CASH FROM INVESTING ACTIVITIES
Cash paid to Xencor to settle warrant for acquired research and development intangible assets	-	(15,000)
Net cash used in investing activities	-	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of debt	-	14,951
Net proceeds from sale of common stock	699	80,253
Net proceeds from the exercise of stock options	-	1,135
Net proceeds from the exercise of warrants	30	18
Net cash provided by financing activities	729	96,357

Impact on cash from foreign currency translation	(700)	(10)

NET (DECREASE) INCREASE IN CASH	(22,657)	52,843
CASH AT BEGINNING OF YEAR	74,810	21,967
CASH AT END OF YEAR	$52,153	$74,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$1,372	$559

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to Xencor to settle warrant issued for acquired research and development intangible assets	$-	$3,300
Warrants issued to lenders as debt inducement	$-	$619

See accompanying notes to these consolidated financial statements.

INMUNE BIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business Overview

INmune Bio, Inc. (the “Company” or “INmune Bio”) was organized in the State of Nevada on September 25, 2015 and is a clinical stage biotechnology pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune Bio has two product platforms. The DN-TNF product platform utilizes dominant-negative technology to selectively neutralize soluble TNF, a key driver of innate immune dysfunction and mechanistic target of many diseases. DN-TNF is currently being developed for Alzheimer’s and treatment resistant depression (“XPro”) and cancer (“INB03”) and an out-licensing strategy for Duchenne’s Muscular Dystrophy (“DMD”). The Natural Killer Cell Priming Platform includes INKmune aimed at priming the patient’s NK cells to eliminate minimal residual disease in patients with cancer. INmune Bio’s product platforms utilize a precision medicine approach for the treatment of a wide variety of hematologic malignancies, solid tumors and chronic inflammation.

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

NOTE 2 – LIQUIDITY

As of December 31, 2022, the Company had an accumulated deficit of $91,014,000 and experienced losses since its inception. The Company had cash, cash equivalents of $52,153,000 as of December 31, 2022 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily through the sale of its common stock. Although it is difficult to predict the Company’s liquidity requirements, as of December 31, 2022, and based upon the Company’s current operating plan, the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the filing date of this Annual Report on Form 10-K based on the balance of cash available as of December 31, 2022.

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

In addition, the Company’s clinical trials have been affected by and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not, and others may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact the Company’s clinical trial operations.

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

Intangible Assets

The Company capitalizes costs incurred in connection with in-process research and development purchased from others if the asset has alternative uses and such uses are not restricted under applicable license agreements; patent applications (principally legal fees), patent purchases, and trademarks related to its cell line as intangible assets. Acquired in-process research and development costs that do not have alternative uses are expensed as incurred. When the assets are determined to have a finite life (upon completion of the development of the in-process research and development for its DN-TNF platform), the useful life will be determined, and the in-process research and development intangible assets will be amortized.

During the fourth quarter and if business factors indicate more frequently, the Company performs an assessment of the qualitative factors affecting the fair value of our in-process research and development. If the qualitative assessment suggests that impairment is more likely than not, a quantitative analysis is performed. The quantitative analysis involves a comparison of the fair value of the in-process research and development with the carrying amount. If the carrying amount of the in-process research and development exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. During the years ended December 31, 2022 and 2021, the Company performed a qualitative assessment of its in-process research and development and determined that there were no indicators of impairment.

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

At December 31, 2022, the Company had 4,841,417 potentially issuable shares of common stock upon the exercise of stock options and 74,074 potentially issuable shares of common stock upon the exercise of warrants.

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

The Company’s 2022 and 2021 revenue was from the sale of MSC’s to one and three customers, respectively, and was recognized when the MSC’s were delivered to the customers.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company on January 1, 2023. The Company does not expect this standard to have a material effect on the Company’s financial statements.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent disclosure consideration.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At December 31, 2022 and 2021, the Company had a research and development tax credit receivable of $2,690,000 and $3,319,000, respectively for R&D expenses incurred in the UK. During the years ended December 31, 2022 and 2021, the Company received $0 and $814,000 of R&D tax credit reimbursements, respectively from the UK. During January 2023, the Company received $2,710,000 of R&D tax credit reimbursements from the UK.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At December 31, 2022 and 2021, the Company had a research and development tax credit receivable of $5,409,000 and $1,594,000, respectively, for R&D expenses incurred in Australia. During the years ended December 31, 2022 and 2021, the Company received $0 and $1,296,000 of R&D tax credit reimbursements, respectively from Australia. During February 2023, the Company received $3,763,000 of R&D tax credit reimbursements from Australia.

Xencor, Inc. License Agreement

On October 3, 2017, the Company entered into a license agreement (“Xencor License Agreement”) with Xencor, Inc. (“Xencor”), which has discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor. During June 2021, the Company entered into the First Amendment to License Agreement. Pursuant to the license agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials (as defined in the license agreement) to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein known as “XPro” that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation (“Licensed Products”). The Company believes the protein has numerous medical applications. Such additional alternative applications of the technology are available under the Xencor License Agreement. In connection with the Xencor License Agreement, the Company paid Xencor a one-time non-creditable and non-refundable fee of $100,000 and issued Xencor 1,585,000 shares of the Company’s common stock with a fair value of $12,221,000. In addition, the Company issued Xencor fully vested warrants with a fair value of $4,193,000 to purchase an additional number of shares of common stock equal to 10% of the fully diluted company shares immediately following such purchase, which warrant has since been cancelled (see the description below). The aggregate purchase price for the full exercise of the warrant was $10,000,000.

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

The Company also agreed to pay Xencor a 5% royalty on Net Sales of all Licensed Products in a given calendar year, which are payable on a country-by- country and licensed product by licensed product basis until the date that is the later of (a) the expiration of the last to expire valid claim covering such Licensed Product in such country or (b) ten years following the first sale to a third party of the licensed product in such country.

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

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by Immune Ventures. RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer, are the owners of Immune Ventures. As of December 31, 2022 and December 31, 2021, no sales had occurred under this license.

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

Annual maintenance fees under the PITT Agreement include: $5,000 due June 26 of each year 2020-2022; $10,000 due on June 26 of each year 2023-2024; and $25,000 due on June 26 of each year 2025 and annually thereafter until first commercial sale. The Company had no amounts owed pursuant to the PITT Agreement as of December 31, 2022.

(in thousands)

June 26 of each year 2020-2022	$5
June 26 of each year 2023-2024	$10
June 26 of each year 2025 until first commercial sale	$25

Upon first commercial sale of a product making use of the licensed technology under the PITT Agreement, the Licensee is required to pay royalties equal to 2.5% of Net Sales each calendar quarter. There were no commercial sales of product making use of the licensed technology under the PITT Agreement in 2022.

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

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022:
Cash equivalents
Money market fund	$51,058	$51,058	$-	$-
Total cash equivalents	$51,058	$51,058	$-	$-

The Company had no assets and liabilities measured at fair value on a recurring basis as of December 31, 2021.

NOTE 6 – LEASE

In May 2019, the Company signed a sublease agreement with CTI Clinical Trial & Consulting Services (“CTI”) for office space in La Jolla, California. The lessor was CTI Clinical Trial & Consulting Services (“CTI”). CTI is majority-owned by a member of the Company’s Board of Directors. During 2022, the Company entered into a sublease termination agreement with CTI whereby the Company paid CTI $153,000 to terminate the sublease. During the year ended December 31, 2022, the Company recorded a right-of-use asset impairment of $89,000 within general and administrative expenses.

In September 2021, the Company signed a lease with a third party for office space in Boca Raton, Florida. The lease agreement has a 64-month term and commenced during the fourth quarter of 2021.

Below is a summary of the Company’s right-of-use assets and liabilities:

(in thousands, except years and rate)	December 31, 2022	December 31, 2021
Right-of-use asset (La Jolla lease)	$-	$118
Right-of-use asset (Boca Raton lease)	507	608
Total	$507	$726

Operating lease, current liability (La Jolla lease)	$-	$52
Operating lease, current liability (Boca Raton lease)	87	20
Total	87	72

Long-term operating lease liability (La Jolla lease)	-	84
Long-term operating lease liability (Boca Raton lease)	526	620
	526	704
Total lease liability	$613	$776

Weighted-average remaining lease term	4.3 years	4.6 years

Weighted-average discount rate	12.0%	10.0%

NOTE 7 – RELATED PARTY TRANSACTIONS

UCL

At December 31, 2022 and 2021, the Company owed UCL Consultants Limited (“UCL”) $0 and $10,000, respectively, in connection with medical research performed on behalf of the Company. During the years ended December 31, 2022 and 2021, the Company paid UCL $586,000 and $218,000, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

CTI

During the years ended December 31, 2022 and 2021, the Company paid CTI $153,000 and $38,000, respectively, pursuant to its sublease agreement with CTI. See Note 6. The Company also paid CTI $5,000 in 2022 for medical research performed on behalf of the Company.

AmplifyBio

During the years ended December 31, 2022 and 2021, the Company paid AmplifyBio $230,000 and $0, respectively, to perform certain medical research on behalf of the Company. The CEO of AmplifyBio is on the Board of Directors of the Company.

NOTE 8 – DEBT

On June 10, 2021, the Company entered into a Loan and Security Agreement (the “Term Loan”) with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., together (the “Lenders”).  The Term Loan provides for a $15.0 million term loan, of which the Company borrowed the entire amount on June 10, 2021 and is secured by the Company’s assets.  The Term Loan also provides for the Company to request an additional $5.0 million term loan from the Lenders, which may be granted or denied at the sole discretion of the Lenders.

The term loan and debt discount are as follows as of December 31, 2022:

(in thousands)

Term Loan	$15,000
Less: debt discount and financing costs, net	(303)
Less: current portion	(5,000)
Long-term debt	$9,697

For the years ended December 31, 2022 and 2021, the Company recognized interest expense of $2,014,000 and $985,000, respectively, related to the Term Loan.

The term loan repayment schedule provided for interest only payments beginning on July 1, 2021, and continuing for 12 months, followed by monthly principal and interest payments, starting on July 1, 2022 and continuing through the maturity date of January 1, 2025. During August 2021, the Lenders extended the interest-only period for one year due to the Company achieving an equity milestone as fully defined in the Term Loan. As a result of achieving the equity milestone, monthly principal and interest payments begin on July 1, 2023. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.  The Term Loan provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 4.50% and (ii) 7.75%. At December 31, 2022, the interest rate was 12.0%.

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

The expected repayment of the $15.0 million Term loan principal is as follows as of December 31, 2022:

(in thousands, except years)

2022	$-
2023	5,000
2024	10,000
Total debt	15,000

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Term Loan, the breach of certain of its other covenants under the Term Loan, or the occurrence of a material adverse change, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, and will have the right to receive the final payment fee and, if the payment of principal and interest is due prior to maturity, the applicable prepayment fee. The Company violated certain non-financial debt covenants as of December 31, 2022 and received a waiver from the Lenders waiving these debt covenant violations.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock – Issuance to Directors and Officers

During the year ended December 31, 2022, directors and officers of the Company purchased 82,900 shares of the Company’s common stock from the Company at $8.43 per share (which was the closing price of the Company’s common stock on March 22, 2022) for gross proceeds of $699,000.

Common Stock – At the Market Offerings

During April 2020, the Company entered into a sales agreement with BTIG, LLC (“BTIG"), as sales agent, to establish an ATM offering to sell up to $10.0 million of the Company’s common stock (the “2020 ATM”). In August 2020, the sales agreement was amended whereby the aggregate offering was increased from $10.0 million to $30.0 million. During the year ended December 31, 2021, the Company sold 1,439,480 shares of its common stock at an average price of $20.17 per share under the 2020 ATM agreement. The aggregate net proceeds were approximately $28.4 million after BTIG’s commission and other offering expenses.

During March 2021, the Company entered into a sales agreement with BTIG, as agent, to establish an At-The-Market (“ATM”) offering of up to $45 million of common stock (the “2021 ATM”), subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the sales agreement. During the year ended December 31, 2021, the Company sold 713,192 shares of its common stock at an average price of $21.73 per share under the 2021 ATM agreement. The aggregate net proceeds were approximately $14.9 million after BTIG’s commission and other offering expenses.

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

Stock options

During 2022, the Company granted certain employees and directors options to purchase 819,000 shares of its common stock pursuant to the 2021 Incentive Stock Plan. The stock options had a fair value of approximately $5.5 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.60% - 3.06% based on the applicable US Treasury bill rate (2) expected life of 6.0 – 10.0 years, (3) expected volatility of approximately 105% - 108% based on the trading history of similar companies, and (4) zero expected dividends.

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

At December 31, 2022, the Company had 607,108 shares reserved for issuance, of which 591,132 shares were available for issuance pursuant to the 2021 Incentive Stock Plan, 7,313 shares were available for issuance pursuant to the 2019 Incentive Stock Plan, and 8,663 shares were available for issuance pursuant to the 2017 Stock Incentive Plan.

The following table summarizes stock option activity:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3,457,000	$5.82	8.05	-
Options granted	823,000	$20.63	10.0	-
Options exercised	(183,000)	$6.21	-	-
Options cancelled	-	$-	-	-
Outstanding at December 31, 2021	4,097,000	$8.67	7.21	-
Options granted	819,000	$8.01	10.0	-
Options exercised	-	$-	-	-
Options cancelled	(74,583)	$11.68	-	-
Outstanding at December 31, 2022	4,841,417	$8.60	6.28	$4,155
Exercisable at December 31, 2022	3,601,817	$7.38	6.97	$4,108

During the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $7,149,000 and $4,796,000, respectively, related to stock options. As of December 31, 2021, there was $11,198,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.23 years.

Warrants

The Company issued warrants to the Company’s lenders upon obtaining its loan in June 2021. The warrants have a 10-year term and an exercise price of $14.05. At December 31, 2022, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

The Company issued warrants to its placement agents in connection with its February 2019 initial public offering. The warrants are exercisable until December 19, 2023 and have an exercise price of $9.60. At December 31, 2022, 28,688 of these warrants are outstanding and the intrinsic value is $0.

During the year ended December 31, 2022, a third party exercised 19,792 warrants which were issued in 2017 for cash proceeds of approximately $30,000. The Company issued 19,792 shares of its common stock in connection with the exercise of warrants.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2022 and 2021 respectively:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Research and development	$2,645,000	$1,651,000
General and administrative	4,504,000	3,145,000
Total	$7,149,000	$4,796,000

Shareholder Rights Agreement

On December 30, 2020, the Board of Directors (the “Board”) of the Company approved and adopted a Rights Agreement, dated as of December 30, 2020, by and between the Company and VStock Transfer, LLC, as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of the Company’s common stock held by stockholders as of the close of business on January 11, 2021. When exercisable, each right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at an exercise price of $300.00 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of twenty percent or more of the Company’s common stock without the approval of the Board. The Rights Agreement shall expire on December 30, 2023.

Preferred Stock

In 2020, the Company designated 45,000 shares of its preferred stock with par value of $0.001 per share as Series A Junior Participating Preferred Stock. The remaining 9,955,000 shares of preferred stock with par value of $0.001 remain undesignated. None of the preferred shares were issued and outstanding at December 31, 2022 and 2021.

NOTE 10 – INCOME TAXES

The provision for income taxes consists of the following components:

	December 31, 2022	December 31, 2021
Current expense (benefit)	$-	$-
Federal	-	-
Foreign	-	-
Current income tax expense	-	-

Deferred expense (benefit)	-	-
Federal	-	-
Foreign	-	-
Deferred income tax	-	-
Net deferred taxes	$-	$-

A reconciliation of income tax benefit computed using the federal statutory income tax rate to the Company’s tax expense is as follows:

(in thousands, except percentage)	December 31, 2022	December 31, 2021
Federal tax benefit at statutory rate (21%)	$(5,733)	$(6,381)
Stock-based compensation	1,049	1,156
State income tax benefit, net of federal tax effect	(269)	(519)
Foreign tax differential	(237)	(41)
Research credits	18	2,372
Other	3	2
Return to provision adjustment	(1,774)	166
Change in valuation allowance	6,943	3,245
Income tax benefit	$-	$-

The principal components of deferred tax assets and liabilities consist of the following at December 31, 2022 and 2021, respectively:

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets
Stock-based compensation	$1,386	$934
Research and development	1,114	-
Federal NOL carryforwards	5,441	3,702
State NOL carryforwards	1,487	-
Foreign NOL carryforwards	4,307	2,156
Total deferred tax assets	13,735	6,792
Less valuation allowance	(13,735)	(6,792)
Net deferred tax assets	$-	$-

At December 31, 2022, the Company had a federal net operating loss carryforward of approximately $25.9 million. The net operating loss carryforwards for 2017 will begin to expire in the year ending December 31, 2037. The net operating loss carryforwards starting in 2018 have no expiration.

The Company’s gross deferred tax assets of $13.7 million and $6.8 million at December 31, 2022 and 2021, respectively, primarily consist of net operating loss carryforwards for income tax purposes. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been recorded. The change in the valuation allowance was $6,943,000 during the year ended December 31, 2022.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2022, and 2021, the Company has no significant uncertain tax positions. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

NOTE 11 – COLLABORATIVE AGREEMENTS

During 2020, the Company was awarded a $500,000 grant from the Amyotrophic Lateral Sclerosis (“ALS”) Association to fund a study of the efficacy of XPro to reverse ALS in vitro and to fund a study of the efficacy of XPro to protect against ALS model phenotypes in vivo. All of the proceeds pursuant to the grant were received prior to 2022. The grant period for the study ended December 31, 2022 and the Company has recorded a payable of $18,000 to the ALS Association in accounts payable and accrued liabilities for amounts received but not spent as of December 31, 2022.

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (“NIH”). The grant will support a Phase 2 study of XPro in patients with treatment resistant depression. As of December 31, 2022, the Company has not received any proceeds pursuant to this grant.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease

During September 2021, the Company signed a lease agreement with a third party for office space in Boca Raton, Florida. The operating lease has a 64-month term and commenced during the fourth quarter of 2021.

Future minimum payments pursuant to the leases are as follows:

(in thousands, except years)

2023	$166
2024	186
2025	193
2026	198
2027	51
Total lease payments	794
Less: imputed interest	(181)
Present value of future lease payments	613
Less: operating lease, current liabilities	(87)
Long-term operating lease liabilities	$526

During the years ended December 31, 2022 and 2021, the Company recognized $209,000 and $102,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

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

NOTE 13 – SUBSEQUENT EVENTS

During February 2023, the Company issued 605,000 stock options with a 10-year life and an exercise price of $9.74 to certain employees and directors. The stock options had a fair value of approximately $4.5 million that was calculated using the Black-Scholes option-pricing model.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Management’s Report on Internal Control Over Financial Reporting

Our CEO and our CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal controls over financial reporting were effective based on those criteria, as of December 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2022:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	4,841,417	(1)	$8.60	607,108	(2)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	4,841,417		$8.60	607,108

(1)	Consists of shares subject to outstanding stock options, under the INmune Bio Inc. 2021 Stock Incentive Plan (the “2021 Plan”), the 2019 Stock Incentive Plan (the “2019 Plan”) and INmune Bio Inc. 2017 Stock Incentive Plan (the “2017 Plan) some of which are vested and some of which remain subject to the vesting of the respective equity award.

(2)	Consists of shares available for future issuance under the 2021 Plan, 2019 Plan and the 2017 Plan. As of December 31, 2022, an aggregate of 591,132 shares of common stock were available for issuance under the 2021 Plan, 7,313 shares of common stock were available for issuance under the 2019 Plan and 8,663 shares of common stock were available for issuance under the 2017 Plan.

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

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15. Exhibits.

Exhibit No.	Description of Exhibit
1.1	Form of Placement Agent Agreement (Incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-1/A filed with the SEC on November 20, 2018).

1.2	Underwriting Agreement dated July 16, 2020 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on July 16, 2020).

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of INmune Bio Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K Filed with the SEC on December 30, 2020).

4.1	Description of Securities of INmune Bio Inc. (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the SEC on March 3, 2022).

4.2	Form of Registrant’s common stock certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

4.3	Form of Placement Agent Common Stock Warrant (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

4.4	Rights Agreement, dated as of December 30, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2020).

4.5	Amendment No. 1 to the Rights Agreement between INmune Bio Inc. and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

4.6	Amendment No. 2 to the Rights Agreement between INmune Bio Inc. and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2022).

10.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.2	License Agreement between INmune Bio Inc. and Immune Ventures LLC (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.3	Assignment and Assumption Agreement with Immune Ventures LLC (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.4	Exclusive License Agreement by the University of Pittsburgh of the Common Wealth system of Higher Education and Immune Ventures LLC (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.5	First Amendment to Exclusive License Agreement by and between the University of Pittsburgh of the Commonwealth system of Higher Education and Immune Ventures, LLC (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.6	Material Transfer and License Agreement between Anthony Nolan Cord Blood Bank and Immune Bio International LTD. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.7	Employment Agreement between INmune Bio Inc. and Raymond Tesi (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.8	Employment Agreement between INmune Bio Inc. and David Moss (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.9	Consulting Agreement between INmune Bio Inc. and Mark Lowdell (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.10	INmune Bio Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.11	Form of Incentive Option Agreement with employees (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.12	Form of Incentive Option Agreement with non-employee directors (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.13	License Agreement between INmune Bio Inc. and Xencor, Inc. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.14	Amendment to the Consultancy Agreement between INmune Bio Inc. and Mark Lowdell (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.15	First Amendment to Stock Issuance Agreement (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.16	Form of Waiver of Registration Rights. (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

10.17	Form of Subscription Agreement to be used in connection with the Best Efforts Offering (Incorporated by reference to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

10.18	Purchase Agreement between INmune Bio Inc. and Lincoln Park Capital Fund, LLC, dated May 15, 2019 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2019).

10.19	Registration Rights Agreement between INmune Bio Inc. and Lincoln Park Capital Fund, LLC, dated May 15, 2019 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 16, 2019).

10.20	Amendment to Securities Purchase Agreement between INmune Bio Inc. and Raymond J. Tesi (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.21	Amendment to Securities Purchase Agreement between INmune Bio Inc. and David J. Moss (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.22	Sublease between INmune Bio Inc. and CTI-Clinical Trial Services, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on May 24, 2019).

10.23	Amendment No. 2 to Securities Purchase Agreement between INmune Bio Inc. and Raymond J. Tesi (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 24, 2019).

10.24	INmune Bio Inc. 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.29 to the Form 10-K filed with the SEC on March 11, 2020).

10.25	At-the-Market Sales Agreement, dated April 16, 2020 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2020).

10.26	Amendment No. 1 to At-the-Market Sales Agreement 2020 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 19, 2020).

10.27	Employment Agreement effective as of January 1, 2021 between INmune Bio Inc. and Raymond J. Tesi (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 4, 2021).

10.28	Employment Agreement effective as of January 1, 2021 between INmune Bio Inc. and David Moss (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 4, 2021).

10.29	Form of Securities Purchase Agreement (incorporated by reference to the Current Report on 8-K filed with the SEC on July 15, 2021).

10.30	Form of Placement Agency Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.31	Lease Agreement dated September 13, 2021 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 15, 2021).

10.32	At-the-Market Sales Agreement, dated March 10, 2021 between the Company and BTIG, LLC (incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.33	Financial Advisory Agreement dated March 29, 2021 between the Company and National Securities Corp. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 29, 2021).

10.34	INmune Bio Inc. 2021 Stock Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 3, 2021).

10.35	Option Cancellation Agreement between the Company and Xencor, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.36	First Amendment to License Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.37	Loan and Security Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.38	Warrant to purchase common stock issued to SVB Innovation Credit Fund VIII, L.P. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.39	Warrant to purchase common stock issued to Silicon Valley Bank (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.40	Form of nonqualified stock option agreement option agreement between the Company and non-employee directors (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 24, 2021).

10.41	Form of incentive stock option agreement between the Company and employees (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 24, 2021).

10.42	Securities Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.43	Placement Agency Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.44	Lease Agreement dated September 13, 2021 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 15, 2021).

10.45	Form of Securities Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2022).

21.1	Subsidiaries.

23.1	Consent of Marcum LLP, independent registered public accounting firm.

31.1	Certification of principal executive officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMUNE BIO INC.

/s/ Raymond J. Tesi, M.D.
Dated: March 2, 2023	Raymond J. Tesi, M.D.
Chief Executive Officer
(Principal Executive Officer)

/s/ David J. Moss
Dated: March 2, 2023	David J. Moss
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. Tesi, M.D.
Raymond J. Tesi, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2023

/s/ David J. Moss
David J. Moss	Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)	March 2, 2023

/s/ Timothy Schroeder
Timothy Schroeder	Director	March 2, 2023

/s/ J. Kelly Ganjei
J. Kelly Ganjei	Director	March 2, 2023

/s/ Scott Juda, JD
Scott Juda, JD	Director	March 2, 2023

/s/ Edgardo Baracchini
Edgardo Baracchini	Director	March 2, 2023

/s/ Marcia Allen
Marcia Allen	Director	March 2, 2023