Form 10-Q
period 2023-03-31
Inmune Bio, Inc.
filed 2023-05-03
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

As of May 3, 2023, there were 17,945,995 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$51,003	$52,153
Research and development tax credit receivable	1,814	8,099
Other tax receivable	396	362
Prepaid expenses and other current assets	3,633	4,027
Prepaid expenses – related party	35	34

TOTAL CURRENT ASSETS	56,881	64,675

Operating lease – right of use asset	485	507
Other assets	99	99
Acquired in-process research and development intangible assets	16,514	16,514

TOTAL ASSETS	$73,979	$81,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,077	$5,206
Accounts payable and accrued liabilities – related parties	9	9
Deferred liabilities	591	616
Current portion of long-term debt	7,500	5,000
Operating lease, current liabilities	106	87
TOTAL CURRENT LIABILITIES	10,283	10,918

Long-term debt, net	7,264	9,697
Long-term operating lease liabilities	498	526
Accrued liability – long-term	638	550
TOTAL LIABILITIES	18,683	21,691

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 17,945,995 shares issued and outstanding	18	18
Additional paid-in capital	153,536	151,799
Accumulated other comprehensive loss	(708)	(699)
Accumulated deficit	(97,550)	(91,014)
TOTAL STOCKHOLDERS’ EQUITY	55,296	60,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,979	$81,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2023	2022

REVENUE	$38	$163

OPERATING EXPENSES
General and administrative	2,328	2,332
Research and development	4,133	4,309
Total operating expenses	6,461	6,641

LOSS FROM OPERATIONS	(6,423)	(6,478)

OTHER EXPENSE
Other expense, net	(113)	(425)
Total other expense, net	(113)	(425)

NET LOSS	$(6,536)	$(6,903)

Net loss per common share – basic and diluted	$(0.36)	$(0.39)

Weighted average number of common shares outstanding – basic and diluted	17,945,995	17,870,285

COMPREHENSIVE LOSS
Net loss	$(6,536)	$(6,903)
Other comprehensive (loss) income – foreign currency translation	(9)	55
Total comprehensive loss	$(6,545)	$(6,848)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income Loss	Deficit	Equity
Balance as of December 31, 2022	17,945,995	$18	$151,799	$(699)	$(91,014)	$60,104
Stock-based compensation	-	-	1,737	-	-	1,737
Loss on foreign currency translation	-	-	-	(9)	-	(9)
Net loss	-	-	-	-	(6,536)	(6,536)
Balance as of March 31, 2023	17,945,995	$18	$153,536	$(708)	$(97,550)	$55,296

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

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,536)	$(6,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,737	1,536
Accretion of debt discount	67	56
Changes in operating assets and liabilities:
Research and development tax credit receivable	6,285	(236)
Other tax receivable	(34)	92
Prepaid expenses	394	(2,390)
Prepaid expenses – related party	(1)	-
Accounts payable and accrued liabilities	(3,129)	(1,182)
Accounts payable and accrued liabilities – related parties	-	(71)
Deferred liabilities	(25)	110
Accrued liability – long-term	88	88
Operating lease liabilities	13	35
Net cash used in operating activities	(1,141)	(8,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	-	699
Net proceeds from the exercise of warrants	-	30
Net cash provided by financing activities	-	729

Impact on cash from foreign currency translation	(9)	55

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,150)	(8,081)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,153	74,810

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,003	$66,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$450	$291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

INmune Bio Inc. (the “Company” or “INmune Bio”) was organized in the State of Nevada on September 25, 2015 and is a clinical stage biotechnology pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune Bio has two product platforms. The DN-TNF product platform utilizes dominant-negative technology to selectively neutralize soluble TNF, a key driver of innate immune dysfunction and mechanistic target of many diseases. DN-TNF is currently being developed for Alzheimer’s and treatment resistant depression (“XPro”) and cancer (“INB03”) and an out-licensing strategy for Duchenne’s Muscular Dystrophy (“DMD”). The Natural Killer Cell Priming Platform includes INKmune aimed at priming the patient’s NK cells to eliminate minimal residual disease in patients with cancer. INmune Bio’s product platforms utilize a precision medicine approach for the treatment of a wide variety of hematologic malignancies, solid tumors and chronic inflammation.

NOTE 2 – LIQUIDITY

As of March 31, 2023, the Company had an accumulated deficit of $97,550,000 and experienced losses since its inception. The Company had cash, cash equivalents of $51,003,000 as of March 31, 2023, and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily through the sale of its common stock. Although it is difficult to predict the Company’s liquidity requirements, as of March 31, 2023, and based upon the Company’s current operating plan, the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of March 31, 2023.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of INmune Bio Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict. Also, economies worldwide have also been negatively impacted by the COVID-19 pandemic, however policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy. The magnitude and overall effectiveness of these actions remain uncertain.

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

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on several factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations (“CROs”) and the Company’s clinical trials, all of which are uncertain and cannot be predicted. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

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

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

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

Research and Development Tax Incentive Receivable

The Company, through its wholly owned subsidiary in Australia (“AUS”), participates in the Australian research and development tax incentive program, such that a percentage of our qualifying research and development expenditures are reimbursed by the Australian government, and such incentives are reflected as a reduction of research and development expense. The Australian research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

The Company, through its wholly owned subsidiary in the United Kingdom (“UK”), participates in the research and development program provided by the United Kingdom tax relief program, such that a percentage of our qualifying research and development expenditures are reimbursed by the United Kingdom government, and such incentives are reflected as a reduction of research and development expense. The United Kingdom research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

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

At March 31, 2023 and 2022, the Company had potentially issuable shares as follows:

	March 31,
	2023	2022
Stock options	5,441,000	4,859,333
Warrants	74,074	80,221
Total	5,515,074	4,939,554

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company on January 1, 2023. Adoption of the ASU is on a modified retrospective basis.  The Company adopted ASU 2013-13 on January 1, 2023, and the adoption of the ASU did not impact the Company’s financial position, results of operations, cash flows or net loss per share.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2023, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At March 31, 2023 and December 31, 2022, the Company recorded a research and development tax credit receivable in the amount of $0 and $2,690,000, respectively. During the three months ended March 31, 2023 and 2022, the Company received $2,710,000 and $0, respectively, of R&D tax credit reimbursements from the UK.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At March 31, 2023 and December 31, 2022, the Company recorded a research and development tax credit receivable of $1,814,000 and $5,409,000, respectively, for R&D expenses incurred in Australia. During the three months ended March 31, 2023 and 2022, the Company received $3,763,000 and $0, respectively, of R&D tax credit reimbursements from Australia.

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

The term of the agreement began on October 29, 2015 and ends on a country-by-country basis on the date of the expiration of the last to expire patent rights where patent rights exists, unless terminated earlier in accordance with the agreement. Upon the termination of the agreement, we shall have a fully paid up, perpetual, royalty-free license without further obligation to Immune Ventures. The agreement can be terminated by Immune Ventures if, after 60 days from the Company’s receipt of notice that the Company has not made a payment under the agreement, and the Company still does not make this payment. On July 20, 2018 and October 30, 2020, the parties amended the agreement under which the Company was required achieve milestones pursuant to the agreement.

On April 17, 2023, the parties executed an additional amendment to the agreement under which the Company removed the milestone achievement requirements to remove the due diligence requirements to achieve reasonable commercial efforts to bring INKmune to market. This removed all requirements of clinical trial timelines and the filing timelines of a NDA or equivalent. All other provisions in the INKmune License Agreement shall continue in full force and effect.

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

The Company had no amounts owed pursuant to the PITT Agreement as of March 31, 2023.

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

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023:

Cash equivalents
Money market funds	$49,910	$49,910	$-	$-
Total cash equivalents	$49,910	$49,910	$-	$-

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022:
Cash equivalents
Money market fund	$51,058	$51,058	$-	$-
Total cash equivalents	$51,058	$51,058	$-	$-

NOTE 6 – LEASE

The Company leases office space in Florida from a third party. The lease agreement has a 64-month term and commenced during the fourth quarter of 2021.

Below is a summary of the Company’s right-of-use assets and liabilities:

(in thousands, except years and rate)	March 31, 2023	December 31, 2022
Right-of-use asset	$485	$507

Operating lease, current liability	$106	$87

Long-term operating lease liability	$498	$526

Total lease liability	$604	$613

Weighted-average remaining lease term	4.1 years	4.3 years

Weighted-average discount rate	12.0%	12.0%

NOTE 7 – RELATED PARTY TRANSACTIONS

UCL

At March 31, 2023 and December 31, 2022, the Company owed UCL Consultants Limited (“UCL”) $9,000 in connection with medical research performed on behalf of the Company. During the three months ended March 31, 2023 and 2022, the Company paid UCL $104,000 and $32,000, respectively, for medical research performed on behalf of the Company. At March 31, 2023 and December 31, 2022, the Company recorded $35,000 and $34,000, respectively, of prepaid expenses – related party for payments made to UCL in advance of services to be provided. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

AmplifyBio

At March 31, 2023 and December 31, 2022, the Company owed AmplifyBio $0 in connection with medical research performed on behalf of the Company. The CEO of AmplifyBio is on the Board of Directors of the Company. During the three months ended March 31, 2023 and 2022, the Company paid AmplifyBio $6,000 and $80,000, respectively, for pre-clinical research performed on behalf of the Company.

NOTE 8 – DEBT

On June 10, 2021, the Company entered into a Loan and Security Agreement (the “Term Loan”) with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P.   The Term Loan provided for a $15.0 million term loan, of which the Company borrowed the entire amount on June 10, 2021, and is secured by the Company’s assets.

The term loan and debt discount are as follows as of March 31, 2023:

(in thousands)
Term Loan	$15,000
Less: debt discount and financing costs, net	(236)
Less: current portion	(7,500)
Long-term debt	$7,264

For the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $612,000 and $435,000, respectively, related to the Term Loan.

The Company is required to make interest only payments monthly until July 1, 2023, at which time the Company shall make interest and principal payments monthly through the maturity date of January 1, 2025.  All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.  The Term Loan provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 4.50% and (ii) 7.75%. At March 31, 2023, the interest rate was 12.5%.

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

The expected repayment of the $15.0 million Term loan principal is as follows as of March 31, 2023:

(in thousands, except years)
2023	$5,000
2024	10,000
Total debt	15,000

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Term Loan, the breach of certain of its other covenants under the Term Loan, or the occurrence of a material adverse change, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, and will have the right to receive the final payment fee and, if the payment of principal and interest is due prior to maturity, the applicable prepayment fee. The Company violated certain non-financial debt covenants as of December 31, 2022 and received a waiver from the Lenders waiving these debt covenant violations during the three months ended March 31, 2023. The Company was in compliance with its debt covenants at March 31, 2023.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock – Issuance to Directors and Officers

During the three months ended March 31, 2022, directors and officers of the Company purchased 82,900 shares of the Company’s common stock from the Company at $8.43 per share (which was the closing price of the Company’s common stock on March 22, 2022) for gross proceeds of $699,000.

Stock options

During the three months ended March 31, 2023, the Company granted certain employees and directors options to purchase 605,000 shares of its common stock pursuant to the 2017, 2019 and 2021 Incentive Stock Plans. The stock options had a fair value of approximately $4.5 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.99% based on the applicable US Treasury bill rate (2) expected life of 6.0 years, (3) expected volatility of approximately 91% based on the trading history of similar companies, and (4) zero expected dividends.

The following table summarizes stock option activity during the three months ended March 31, 2023:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	4,841,417	$8.60	6.28	$4,155
Options granted	605,000	$9.74	-	-
Options exercised	-	$-	-	-
Options cancelled	(5,417)	$15.48	-	-
Outstanding at March 31, 2023	5,441,000	$8.72	6.98	$4,361
Exercisable at March 31, 2023	3,925,271	$7.61	6.23	$4,324

During the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of approximately $1.7 million and $1.5 million, respectively, related to the vesting of stock options. As of March 31, 2023, there was approximately $9.8 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.88 years.

Warrants

The Company issued warrants to the Company’s lenders upon obtaining its loan in June 2021. The warrants have a 10-year term and an exercise price of $14.05. At March 31, 2023, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

The Company issued warrants to its placement agents in connection with its February 2019 initial public offering. The warrants are exercisable until December 19, 2023, and have an exercise price of $9.60. At March 31, 2023, 28,688 of these warrants are outstanding and the intrinsic value is $0.

During the three months ended March 31, 2022, a third party exercised 19,792 warrants for cash proceeds of approximately $30,000.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three months ended March 31, 2023 and 2022 respectively:

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Research and development	$649	$573
General and administrative	1,088	963
Total	$1,737	$1,536

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

NOTE 10 – COLLABORATIVE AGREEMENTS

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (“NIH”). The grant will support a Phase 2 study of XPro1595 in patients with treatment resistant depression. As of March 31, 2023, the Company has not received any proceeds pursuant to this grant.

NOTE 11 – COMMITMENTS

Lease

During September 2021, the Company signed a lease agreement with a third party for office space in Boca Raton, Florida. The lease agreement has a 64-month term and commenced during the fourth quarter of 2021.

Future minimum payments pursuant to the leases are as follows:

(in thousands, except years)
2023	$136
2024	187
2025	192
2026	198
2027	51
Total lease payments	764
Less: imputed interest	(160)
Present value of future lease payments	604
Less: operating lease, current liabilities	(106)
Long-term operating lease liabilities	$498

During the three months ended March 31, 2023 and 2022, the Company recognized $43,000 and $54,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

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

Description of Business

Overview

We are a clinical-stage immunology company focused on developing drugs that may reprogram the patient’s innate immune system to treat disease. We believe this may be done by targeting cells of the innate immune system that cause acute and chronic inflammation and are involved in immune dysfunction associated with chronic diseases such as cancer and neurodegenerative diseases. The Company’s drugs are in clinical trials and have not been approved by a regulatory authority. The Company has two therapeutic platforms – a dominant-negative TNF platform (“DN-TNF”, “XPro™”, “XPro1595™” or “pegipanermin”) and a Natural Killer (“NK”, or “INKmune™”) platform. The DN-TNF platform neutralizes soluble TNF (“sTNF”) without affecting trans-membrane TNF (“tmTNF”) or TNF receptors -TNFR1 and TNFR2. This unique biologic mechanism differentiates the DN-TNF drugs from currently approved non-selective TNF inhibitors that inhibit both sTNF and tmTNF. Protecting the function of tmTNF and TNF receptors while neutralizing the function of sTNF is a potent anti-inflammatory strategy that does not cause immunosuppression or demyelination which occur in the currently approved non-selective TNF inhibitors. Currently approved non-selective TNF inhibitors treat autoimmune disease, but are contraindicated in patients with infection, cancer and neurologic diseases because they increase the risk of infection, cancer and demyelinating neurologic diseases, respectively; all the safety problems are due to off-target effects on inhibiting tmTNF. The NK platform targets the dysfunctional natural killer cells in patients with cancer. NK cells are part of the normal immunologic response to cancer with important roles in immunosurveillance to prevent cancer and in preventing relapse by eliminating residual disease. Residual disease is the cancer left behind after therapy is finished. Residual disease can grow to cause relapse. The mechanism by which INKmune improves the ability of the patient’s NK cells to kill their cancer is complex. The NK cells of cancer patients lose the ability to bind and kill cancer cells. A measure of NK cell binding to cancer cells is avidity. The higher the avidity, the greater the bond between the NK cell to cancer cell and thus the greater NK killing of cancer cells. INKmune increases NK avidity and further improves mitochondrial function and upregulates nutrient receptors. These metabolic changes may help the INKmune primed NK cell to function in the hostile tumor microenvironment and persist much longer in the patient. These mechanisms improve the ability of INKmune primed NK cells to overcome the immune evasion of the patient’s cancer cells. We believe INKmune is best used to eliminate residual disease after the patient has completed other cancer therapies. Both the DN-TNF platform and the INKmune platform can be used to treat multiple diseases. The DN-TNF platform will be used as an immunotherapy for the treatment of cancer and neurodegenerative disease. INKmune is being developed to treat NK sensitive hematologic malignancies and solid tumors.

We believe our DN-TNF platform can be used as a cancer therapy to reduce resistance in immunotherapy and as a CNS (“central nervous system”) therapy to target glial activation to prevent progression of Alzheimer’s disease (“AD”), and to target neuroinflammation in treatment resistant depression (“TRD”) and as a drug to prevent muscle degeneration, prevent fibrosis and promote muscle regeneration in Duchene muscular dystrophy (DMD). The drug is named differently for the oncology and CNS indications; INB03™ or XPro™, respectively, but it is the same drug product. For DMD, the company is exploring DN-TNF compounds optimized for the treatment of DMD. This novel compound has the same mechanism of action but has novel IP protection. In each case, we believe neutralizing sTNF is a cornerstone to the treatment of these diseases. As an immunotherapy for cancer, we are using INB03 to neutralize sTNF produced by HER2+ trastuzumab resistant breast cancers to reverse resistance to targeted therapy. sTNF produced by the tumor causes an up-regulation of MUC4 expression causing steric hindrance of trastuzumab binding to the HER receptor on HER2+ breast cancer cells. Without binding, trastuzumab based therapies are not effective. Neutralizing sTNF reverses MUC4 expression converting a trastuzumab resistant breast cancer cell into a trastuzumab sensitive breast cancer cell. In addition, INB03 changes the immunobiology of the tumor microenvironment by decreasing the number of immunosuppressive myeloid cells, both myeloid derived suppressor cells and tumor active macrophages, and increasing the number of cytotoxic lymphocytes and phagocytic macrophages in the TME. The Company has completed an open label dose escalation trial in cancer patients with metastatic solid tumors that have failed multiple lines of therapy. The trial informs the design of the Phase II trial by demonstrating that INB03 was safe and well tolerated, defined the dose of INB03 to carry into Phase II trials, and demonstrated a pharmacodynamic endpoint. A Phase II trial is planned in patients with advanced MUC4+ expressing cancer.

Likewise, we believe the DN-TNF platform can be used to treat selected neurodegenerative diseases by modifying the brain microenvironment (“BME”). The Company believes the core pathology of cognitive decline is a combination of neurodegeneration and synaptic dysfunction. Neurodegeneration is nerve cell death that may include demyelination. Synaptic dysfunction means the connections between nerve cells stop working efficiently and may decrease in number. The combination of neurodegeneration and synaptic dysfunction causes cognitive decline and behavioral changes associated with Alzheimer’s disease (“AD”). XPro completed a Phase I trial treating patients with Alzheimer’s disease that was partially funded by a Part-the-Clouds Award from the Alzheimer’s Association. We believe XPro targets activated microglia and astrocytes of the brain that produce sTNF that promotes nerve cell loss and synaptic dysfunction, key elements in the development of dementia. In animal models, elimination of sTNF prevents nerve cell dysfunction and reverses synaptic pruning. The Phase I trial in patients with biomarkers of inflammation with AD has been completed. The open label, dose escalation trial was designed to demonstrate that XPro can safely decrease neuroinflammation in patients with ADi. ADi is the term used to delineate patients with AD with biomarkers of inflammation. This appears to be more than 40% of patients with AD. The endpoints of the trial are measures of neuroinflammation and neurodegeneration in blood and cerebral spinal fluid by measuring changes in inflammatory cytokine levels in the CNS and using MRI-DTI to measure white matter free water. White matter free water is a validated measure of neuroinflammation in the brain. XPro, at the 1mg/kg/week dose decreased inflammatory cytokines in the CSF and decreased white matter free water in the brain demonstrating that XPro can decrease neuroinflammation in patients with ADi. We also studied downstream benefits of decreasing neuroinflammation by measuring changes in the CSF proteome and quantifying changes in novel white matter MRI biomarkers. XPro significantly decreases biomarkers of neurodegeneration as measured by changes in the CSF proteome including neurofilament light chain, phospho Tau 217 and VILIP-1; decreases of 84%, 46% and 91% respectively after 3 months of therapy. Three months of XPro therapy improved measures of synaptic function, as measured in the CSF proteome including a 222% increase in Contactin 2 and a 56% decrease neurogranin, changes that contribute to improved synaptic function.

The successful completion of the Phase I trial in AD has informed the design of a blinded randomized, placebo-controlled Phase II trials in patients with early ADi. Early ADi includes patients with AD and MCI who have at least one biomarker of inflammation (ADi and MCI2 respectively). The early ADi trial is a blinded randomized trial to test if treatment of early AD patients with neuroinflammation with XPro will affect cognitive decline. The Phase II trial in early ADi has six important elements. Two hundred and ten patients are being enrolled in a 2:1 ratio (XPro vs placebo). The patients will receive 1mg/kg/week as a subcutaneous injection for six months. An enrichment strategy identical to the successful strategy used in the Phase I trial will be used to ensure patients have neuroinflammation. Patients will need to have one or more enrichment criteria: elevated blood level of at least one of C-reactive protein, hemoglobin A1c, erythrocyte sedimentation and/or at least one allele of ApoE4. The primary endpoint will be Early/mild Alzheimer’s Cognitive Composite (“EMACC”), a validated cognitive measure that is more sensitive than traditional end-points used in many studies of patients with early AD. The trial is open in Australia and Canada and will open in the US pending the lift of a clinical hold by the US FDA. All patients will be offered to stay on therapy for at least 12 months in an extension trial. Clinical and biomarker data will be collected during the extension trial.

Effective therapy for TRD is a large unmet need. Twenty percent of patients with a Major Depressive Disorder have TRD. Once third of TRD patients have peripheral biomarkers to inflammation (elevated CRP). This is a large patient population. The role of TNF and anti-TNF therapeutics was explored in a small open label clinical trial by Prof. Andrew Miller, MD of Emory University demonstrated the patients have elevated TNF levels and treatment with infliximab treated their depression (Miller, 2011). The Company received a $2.9M USD award from the National Institute of Mental Health (“NIMH”) to treat TRD with XPro. The blinded, randomized Phase II trial will use biomarkers of peripheral inflammation to select patients with TRD for enrollment. Patients will be treated for 6 weeks. Primary endpoints include both clinical and neuroimaging measures. The final trial design is ongoing and discussions with the FDA are not complete. The Company anticipates receiving authorization to initiate the clinical trial once the pending clinical hold is lifted.

The Company completed an extensive series of studies in murine models of DMD. The data shows DN-TNF decreases muscle fiber inflammation and degeneration, increases muscle fiber regeneration in an acute model of DMD. Cardiac function was studied using echocardiography after 30 weeks of treatment. Cardiac function did not change compared to placebo treated or prednisone treated animals. These data strongly suggest DN-TNF may be a therapy for treatment of patients with DMD that may have unique biologic attributes, muscle fiber regeneration, without corticosteroid associated metabolic toxicity – insulin resistance, diabetes, obesity, hirsutism, short stature and muscle weakness.

We believe that INKmune improves the ability of the patient’s own NK cells to attack their tumor. INKmune interacts with the patient’s NK cells to convert them from inert resting NK cells into memory-like NK cells that kill the patient’s cancer cells. INKmune is a replication incompetent proprietary cell line that is given to the patient after determining that i) the patient has adequate NK cells in their circulation and ii) those NK cells are functional when exposed to INKmune in vitro. INKmune is designed to be given to patients after their immune system has recovered after cytotoxic chemotherapy to target the residual disease the remains after treatment with cytotoxic therapy. We believe INKmune can be used to treat numerous hematologic malignancies and solid tumors including leukemia, multiple myeloma, lymphoma, lung, ovary, breast, renal and prostate cancer. The Company has initiated a Phase I trial using INKmune to treat patients with high risk MDS/AML, a form of leukemia. Two patients have been treated in the Phase I trial for MDS and three patients have been treated compassionately in AML. In the five patients, INKmune therapy is safe, produces memory-like NK cells that kill cancer in vitro, promotes development of cancer killing memory-like NK cells that can be found in the patient’s circulation of 4 months. The Company will continue to enroll patients in the Phase I trial. The Company intends to initiate a separate Phase I/II trial of INKmune in a metastatic castration resistant prostate cancer (“mCRPC”) tumor during 2024. An IND for a Phase I/II trial in men with mCRPC was submitted late March 2023. The trial will treat up to 30 patients with mCRPC in a open label trial. The trial has four goals: i) demonstrate safety of INKmune in men with mCRPC; ii) determine what dose of INKmune should be used in a blinded randomized Phase II trial on men with mCRPC; iii) determine tumor response using traditional biomarkers of mCRPC including blood PSA level and iv) use exploratory biomarkers of tumor response including circulating tumor DNA and PET PMSA imaging studies. The first patients should be treated 9 months after the IND is open.

Since our inception in 2015, we have devoted substantially all our resources to the discovery and development of our product candidates, including clinical trials and preclinical studies as well as general and administrative support for these operations. To date, we have generated no significant revenue. We have incurred net losses in each year since our inception and, as of March 31, 2023, we had an accumulated deficit of approximately $97.6 million. Our net losses were $6,536,000 and $6,903,000 for the three months ended March 31, 2023 and 2022, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations, including stock-based compensation. We anticipate that we will continue to generate losses for the foreseeable future.

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict. Also, economies worldwide have also been negatively impacted by the COVID-19 pandemic, however policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy. The magnitude and overall effectiveness of these actions remain uncertain.

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

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on several factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations (“CROs”) and the Company’s clinical trials, all of which are uncertain and cannot be predicted. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

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

We have elected to take advantage of the above-referenced exemptions and we may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenues, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens.

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	clinical trial and regulatory-related costs;

●	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;

●	manufacturing and testing costs and related supplies and materials; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation.

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three months Ended March 31,
	2023	2022
External Costs
DN-TNF – Alzheimer’s disease	$2,464	$2,781
INKmune – High Risk MDS/AML	414	191
Preclinical and other programs	144	500
Accrued research and development rebate	(137)	(270)
Total external costs	2,885	3,202
Internal Costs	1,248	1,107
	$4,133	$4,309

We typically use our employee resources across our development programs. We track outsourced development costs by product candidate or development program, but we do not allocate internal costs personnel costs including salaries and stock-based compensation to specific product candidates or development programs.

We participate, through our wholly owned subsidiary in Australia, in the Australian research and development tax incentive program, such that a percentage of our qualifying research and development expenditures are reimbursed by the Australian government, and such incentives are reflected as a reduction of research and development expense. The Australian research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured.

We participate, through our wholly owned subsidiary in the United Kingdom, in the research and development program provided by the United Kingdom tax relief program, such that a percentage of our qualifying research and development expenditures are reimbursed by the United Kingdom government, and such incentives are reflected as a reduction of research and development expense. The United Kingdom research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured.

Substantially all our research and development expenses to date have been incurred in connection with our current and future product candidates. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development, including the conduct of our planned clinical trials and manufacturing drug to be used in those clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates.

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

Other income (expense)

Other income (expense consists) primarily of interest expense incurred on debt and interest income on investments in money market accounts.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Revenues	$38	$163	$(125)
Operating expenses:
Research and development	4,133	4,309	(176)
General and administrative	2,328	2,332	(4)
Total operating expenses	6,461	6,641	(180)
Loss from operations	(6,423)	(6,478)	55
Other expense, net	(113)	(425)	312
Net loss	$(6,536)	$(6,903)	$367

Revenues

During the three months ended March 31, 2023 and 2022, the Company sold MSC’s to one third-party and recognized $38,000 and $163,000, respectively, of revenues.

General and Administrative

General and administrative expenses were approximately $2.3 million during the three months ended March 31, 2023 and 2022.

Research and Development

Research and development expenses were approximately $4.1 million during the three months ended March 31, 2023, compared to approximately $4.3 million during the three months ended March 31, 2022. The decrease in research and development expenses during the three months ending March 31, 2023 compared to the three months ending March 31, 2022 is largely due to incurring $0.3 million less expenses with our Alzheimer’s clinical program and $0.4 million less related to our preclinical and other programs, partially offset by $0.2 million higher INKmune costs pursuant to our high risk MDS/AML clinical program, $0.1 million higher salaries and stock-based compensation and $0.1 million less accrued research and development rebates.

Other Expense, net

The Company’s other expense, net is lower during the three months ended March 31, 2023, due to the Company earning interest income on its money market accounts, which partially offsets the interest expense incurred on our debt.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $6.5 million and $6.9 million for the three months ended March 31, 2023 and 2022, respectively. Net cash used in operating activities was $1.1 million and $8.9 million for the three months ended March 31, 2023 and 2022, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of March 31, 2023, we had cash and cash equivalents of approximately $51.0 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, compensation and related expenses, professional fees, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs various expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of March 31, 2023, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.1 million. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

As of March 31, 2023, the Company had an accumulated deficit of $97.6 million and working capital of $46.6 million. Losses have principally occurred as a result of stock-based compensation expense as well as the substantial resources required for research and development of the Company’s products which included the general and administrative expenses associated with its organization and product development, as well as the lack of sources of revenues until such time as the Company’s products are commercialized. As of March 31, 2023, we had cash and cash equivalents of approximately $51.0 million. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q based on the balance of cash available as of March 31, 2023. We anticipate, however, that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. Although we expect to finance future cash needs through public equity or debt offerings, no assurance can be given that any future funding will be available to us, or if available that such proposed funding will be on terms that are acceptable to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Common Stock – Issuance to Directors and Officers

During the three months ended March 31, 2022, certain directors and officers of the Company purchased 82,900 shares of the Company’s common stock for $0.7 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash and cash equivalents (used in) provided by:
Operating activities	$(1,141)	$(8,865)
Financing activities	-	729
Change in cash and cash equivalents	(1,141)	(8,136)
Impact on cash from foreign currency translation	(9)	55
Cash and cash equivalents, beginning of period	52,153	74,810
Cash and cash equivalents, end of period	$51,003	$66,729

Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used approximately $1.1 million of cash during the three months ended March 31, 2023, resulting from our loss of $6.5 million, partially offset by changes in our net operating assets and liabilities of $3.6 million and non-cash stock-based compensation of $1.7 million. The change in our net operating assets and liabilities was mainly due to a decrease in research and development tax credit receivable of approximately $6.3 million and an increase in prepaid expenses of $0.4 million, partially offset by a decrease in accounts payable and accrued liabilities of $3.1 million.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and there have been no material changes during the three months ended March 31, 2023.

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

INmune Bio Inc.

Date: May 3, 2023	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2023	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)