Form 10-K
period 2023-12-31
Inmune Bio, Inc.
filed 2024-03-28
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38793

INMUNE BIO INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5205835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 NE Mizner Blvd, Suite 640

Boca Raton, FL 33432

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $106 million as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023), based upon the closing sale price for the registrant’s common stock on that day as reported by the NASDAQ Capital Market. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

As of March 27, 2024, there are 18,026,473 shares of common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2023.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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

ii

PART I

Item 1. Business

Our Strategy

Our objective is to develop and commercialize our product candidates to treat diseases where the innate immune system is dysfunctional causing or contributing to the patient’s disease. Innate immune dysfunction can occur for a variety of reasons including genetics, lifestyle, and other factors. However, age plays a significant role in the development of immune dysfunction. Innate immune dysfunction can be seen in cancer where Natural Killer (“NK”) cells are impaired and facilitate a tumor’s evasion of the immune system and subsequent disease progression. Further, immunologically-mediated chronic inflammation causes expression of MUC4, inducing immunosuppressive cells of the tumor microenvironment to proliferate and protect the tumor from attack by the patient’s immune system. Chronic inflammation is implicated in neurologic and metabolic diseases where it impairs the innate immune system. Our initial focus is on the treatment of cancer, Alzheimer’s Disease (“AD”), Treatment Resistant Depression (“TRD”) and an out-licensing strategy. In cancer, we plan to pursue two parallel development programs: (1) with INKmune we are treating men with castration-resistant, metastatic prostate cancer (“mCPRC”); (2) with INB03, we plan to develop pre-clinical data in cancers that express MUC4, a mucinous polyglucan on the surface of some epithelial cancer cells with a goal to out-license the program. MUC4 expression appears to predict resistance to immunotherapy including women with MUC4 expressing HER2+ breast cancer and potentially other MUC4 resistant cancers.

Our third drug candidate, XPro1595 (“XPro”), targets Alzheimer’s Disease and TRD. XPro for AD has completed Phase I trials and a Phase II trial is open in, UK, EU, Australia and Canada. XPro for TRD is being prepared for Phase II trials and will start after the current AD global Phase II trial has completed recruitment. In early 2023, the Company also announced pre-clinical data in Duchene’s Muscular Dystrophy (“DMD”) including new intellectual property for the purpose of trying to seek partnership for the development of this program. DMD is an X-linked genetic disease that occurs most often in young boys. People with DMD do not produce dystrophin, a protein necessary for normal skeletal muscle function. The patients develop weakness of skeletal muscles initially seen as weakness in standing and walking. Over time, the disease progresses forcing the patient to be wheelchair bound by early teens. The patients typically die young due to respiratory and cardiac failure before they reach thirty years old. Therapies for DMD delay progression, there is no cure.

The overall principal components of our business strategy to achieve these objectives are to:

●	pursue development strategies and regulatory approval pathways that allow us to expand the treatment of oncology patients with our lead product candidate INKmune;

●	pursue pre-clinical development strategies to facilitate out-licensing INB03;

●	pursue development strategies and regulatory approval pathways that allow the treatment of neurodegenerative diseases in patients with our lead product candidate, XPro;

●	Pursue development strategies with a dominant-negative tumor necrosis factor (“DN-TNF”) compound for the treatment of DMD;

●	adopt a product development strategy that solidifies our existing intellectual property (“IP”) to prevent competition and expand our IP suite into related immunotherapeutic areas;

●	provide clear value propositions to third-party payers, such as managed care companies or government programs like Medicare, to merit reimbursement for our product candidates; and

●	Collaborate with other pharmaceutical companies with respect to, among other things, our INKmune and the DN-TNF platform that includes INB03 and XPro product candidates, our DMD DN-TNF candidate and other products that will benefit from development or marketing beyond our current resources.

Pursue development and regulatory approval pathways. We believe INKmune, INB03 and XPro may be approvable under pathways that are potentially shorter than those typically available for drug products based on novel active ingredients, including as an orphan drug under the Orphan Drug Act and approval under the Food and Drug Administration (the “FDA”) Accelerated Approval Program (see “Government Regulation”). We have not yet had a discussion with the Medicines and Healthcare Products Regulatory Agency (“MHRA”) and/or FDA regarding such designation, but plan to do so in the future. We believe the INKmune program to treat castration resistant prostate cancer may qualify for orphan status. We believe that it would take a minimum of six months to receive Orphan Drug status once we apply for application and a minimum of 12 months to receive a designation once we submit an application. We might never have these discussions, submit applications under the Orphan Drug Act or the FDA Accelerated Approval Program or have these applications approved if we do.

Adopt a two-pronged patent strategy. We are pursuing a two-pronged product development strategy that will seek to solidify our existing IP to prevent competition and expand our IP suite into related therapeutic areas. We are confident that our core in-licensed IP (see “Intellectual Property”) will allow us both freedom-to-operate and provide robust protection from outside competition. We will continue to invest in expanding our patent suite. We will also seek to further strengthen our IP position by looking to in-license IP related to our focus on the innate immune system.

Provide clear value propositions to third-party payors to merit reimbursement for our product candidates. We are designing our clinical development programs to demonstrate compelling, competitive advantages to patients and prescribers, and to demonstrate value propositions to third-party payors. We believe the use of INKmune and/or INB03 in patients with a high risk of tumor progression and death from tumor should prolong survival, improve the patient’s quality of life and decrease the total cost of care for patients with these lethal malignancies. For example, cancer patients relapse frequently. Each relapse requires a complex treatment regimen that has decreasing benefits. Treatment with INKmune as an out-patient may provide a more durable remission and limit the need for treatment-associated hospitalizations. At the patient level, we believe INKmune, if approved, should improve survival and quality of life. At the payor level, we believe INKmune, if approved, should provide more predictable costs and outcomes. Therapies for Alzheimer’s disease are needed for medical, societal and economic reasons. The cost of Alzheimer’s disease to the government is large and growing. Recently approved therapies that target amyloid have a modest impact on disease progression and are difficult to use due to side-effects in some patients. The cost of AD to families and care givers is real and burdensome. We believe treatment of dementia patients with XPro, including Alzheimer’s disease, may provide a strategy to alter the costly dynamic of this disease in society today.

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

We continue to look for ways to utilize our unique capabilities to optimize clinical application of cell therapies. We believe that we have developed a way to manufacture human mesenchymal stromal cells for the medical research and biotech community that offers large volumes of high-quality, low passage human umbilical cord mesenchymal stromal cells with minimal batch-to-batch variability. We have established a reliable supply of human umbilical cords based on our agreement with the Anthony Nolan Cord Blood Bank in the United Kingdom and may seek additional supplies from US sources in the future. We have developed a validated manufacturing process that reliably produces clinical grade (“cGMP”) quality mesenchymal stromal cells that we call CORDstrom. The manufacturing process is currently performed at a contract manufacturing site under the direction of Mark Lowdell, the Company’s CSO. To date, we are supporting a multicenter academic clinical trial in the UK with CORDstrom. This is a Phase I/IIb trial sponsored by the Great Ormond Street Children’s Hospital in London treating children with the most severe form of Erythematous Bullosa (“EB”), a disfiguring and sometimes fatal skin disease that is similar to a second degree burn. INmune Bio is supplying the clinical product for treatment of these patients. The Company does not know the results of this trial until they are announced by the principal investigators at the clinical sites. We have identified contract manufacturers in the UK that have the capability to produce cGMP stem cells. We expect the commercial arrangement with academic laboratories or biopharma companies to be a combination of fee-for-service and licensing that does not require additional investment by us. We will be opportunistic in pursuing therapeutic opportunities for our own portfolio with this platform in the future if resources become available. The regulatory path for therapeutic applications of the mesenchymal stem cell products is well established and similar to the regulatory approval process for other cell therapies. We will only be responsible for regulatory compliance related to manufacturing of the mesenchymal stromal cells when the product is being developed by a third party. When developing a therapeutic product for the Company’s commercial portfolio, the Company will be responsible for all aspects of the regulatory process.

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

Dendritic Cell Therapies. This approach is designed to indirectly stimulate a patient’s T-cells by leveraging the role of dendritic cells in presenting antigens to T-cells. Cancer vaccines are the most common application of dendritic cells. FDA-approved dendritic cell therapies such as PROVENGE, which entails collecting monocytes from the patient, maturing them into dendritic cells, “loading” ex vivo with the patient’s cancer antigens, and then re-infusing in the patient. Currently, this process is cumbersome and expensive, and again, relies on an intact and effective immune system of the patient. There are additional ongoing preclinical studies and clinical trials being conducted by our competitors aimed at addressing certain of the limitations associated with this approach. To date, current clinical results of dendritic cell therapies have been mixed.

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

Checkpoint Inhibitors. Immune cells express proteins that are immune checkpoints that control and down-regulate the immune response. These are best defined in T lymphocytes and include PD-1, CTLA-4, TIM-3 and LAG3. Tumor cells express the ligands to these receptors. When T cells bind the ligand to these proteins on the tumor cells, the T cell is turned off and does not attempt to attack the tumor cell. Thus, checkpoint inhibitors (“CPI”) are part of the complex strategy used by the tumor to evade the patient’s immune system and are responsible for resistance to immunotherapy. Biopharmaceutical companies have successfully developed CPI that block the receptor/ligand interaction to promote the adaptive immune response to the tumor. Six CPI are currently approved, pembrolizumab, nivolumab, atezolizumab, avelumab, durvalumab, and ipilimumab for a wide variety of solid tumors including melanoma, lung, bladder, gastric cancers and others. More CPI are in development and more tumor types will be added to the list of sensitive tumors over the next years. CPI have become the backbone of cancer therapy and are expected to be the best -selling class of drugs in the future.

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

Our Innate Immune Dominant-Negative TNF (“DN-TNF”) product candidate

We renamed XPro, which we license from Xencor, to INB03 when it is used for cancer related indications. We will continue to call the drug XPro when used for treatment of neurologic and psychiatric diseases, including Alzheimer’s disease and TRD discussed below. INB03 and XPro are the same drug with different names. INB03 neutralizes soluble TNF in the tumor microenvironment (“TME”). Neutralizing sTNF in the TME has two main effects – decreases expression of MUC4 by the tumor and converting the immunosuppressive cancer promoting TME that promotes tumor growth to an immunologically active TME that promotes tumor cell death. INB03 alters the immunologic environment of the TME to promote tumor killing. INB03 decreases proliferation of MDSC, promotes recruitment of cytotoxic T cells to the TME and may convert immunosuppressive tumor macrophages into tumor phagocytic macrophages. In murine models, these changes make the tumor reverse resistance to treatment with immunotherapy alone or in combination with tyrosine kinase inhibitors (TKI) such a lapatinib and tucatinib. MUC4 expression is increased by sTNF produced by the tumor. MUC4 causes resistance to trastuzumab therapy in HER2+ breast and gastric cancer cells by preventing binding of trastuzumab to HER2 by steric hinderance. By neutralizing sTNF with INB03, decreases MUC4 expression to allow trastuzumab to bind HER2. The importance of trastuzumab based immunotherapy in the treatment of HER2 expressing tumors has increased recently due to the success of trastuzumab-deruxtecan (Enhertu, TDxd). TDxd improves survival in women with metastatic HER2+ breast cancer in both high and low HER2 expressing tumors. MUC4 expression inhibits the TDxd tumor killing in a murine model of HER2+ trastuzumab resistant HER2+ breast cancer. The mechanism by which combination of INB03 with TKI improves efficacy over TKI alone remains under investigation. By using INB03 as part of combination therapy for cancer, we believe the patient’s dysregulated immune response, a hallmark of cancer progression and resistance to therapy, to be converted to a coordinated immune response that can overcome resistance mechanisms to immunotherapy in MUC4 expressing cancers. These immune responses have been studied in at least two animal models. In a murine model of an inflammatory cancer, where 3-methylcholanthrese is given to mice in a subcutaneous injection that causes the development of multiple cutaneous fibrosarcoma. This model was developed by Y Akamatsu in 1967 while working at the National Cancer Institute of the NIH. In research published by Professor Nikola Vujanovic in Cancer Immunology Research in 2016, treatment with INB03 resulted in smaller and fewer cancers with increased survival. INB03 is an engineered PEGylated protein that neutralizes human soluble TNF, a human inflammatory cytokine that is increased in patients with advanced cancer. By specifically neutralizing the cytokine, there is decreased phosphorylation of STAT3, an essential step required for the proliferation of the MDSC population, and secretion of the immunosuppressive cytokines. The combination of decreased MDSC proliferation and decreased immunosuppressive cytokines allows the immune system to respond to the tumor. This data was published in an article entitled Inhibition of Soluble Tumor Necrosis Factor Prevents Chemically Induced Carcinogenesis in Mice in Cancer Immunology Research in Cancer Immunology Research, 2016. In summary, INB03 functions as an innate immune system checkpoint inhibitor by eliminating the population of MDSC that provides an immunosuppressive shield protecting the tumor, the patient’s immune system is able to function normally to the benefit of the patient – it can attack the tumor. TNF plays an important role in breast cancer (Schillaci R, Front. Oncol., 22 April 2020 https://doi.org/10.3389/fonc.2020.00584). In a murine model of trastuzumab resistant breast cancer using JMIT-1 cells, a human cell line of HER2 positive breast cancer resistant to trastuzumab placed into immunocompromised mice, INB03 downregulates MUC4 from the surface of the JMIT-1 HER2+ breast cancer cells to allow the trastuzumab resistant cells to become trastuzumab sensitive (Figure A from Bruni, NYAS 2020) to decrease tumor growth (from Schillaci SABCS 2018, Figure B). JMIT-1 cells are also resistant to lapatinib, a TKI inhibitor used as a second line therapy in women with trastuzumab resistant HER2+ breast cancer. The addition of INB03 to lapatinib in the animal model reverses lapatinib resistance in part by decreasing expression of MUC4 (from Bruni NYAS 2020, Figure C). In addition to decreasing resistance to trastuzumab by decreasing MUC4 expression, INB03 decreases the immunosuppressive tumor microenvironment (Schillaci SABCS 2018, Bruni NYAS 2020). Recently, Dr. Schillaci reported the MUC4 expressing triple negative breast (TNBC) cancer patients have a worse overall survival. (Schillaci SABCS 2021). More recently, Schillaci has shown that MUC4 causes resistance to trastuzumab ADC (trastuzumab-durextecn; TDxd). Combination therapy with INB03 overcomes resistance in this breast cancer model. These data may be relevant to all tumors that express HER2 or MUC4 including upper gastrointestinal malignancies such as gastric and pancreatic cancer. We believe MUC4 expression is a biomarker of resistance that may improve therapeutic decision making by clinical teams.

Because INB03 targets the patient’s immune system and not the tumor, we believe INB03 is an immunotherapy that can be used to treat many types of hematologic malignancies and solid tumors as part of combination therapy. The decision to use INB03 in a patient will be based on biomarkers that should predict that a patient will benefit from treatment with the drug. We believe the ideal biomarker is easy to use and is determined before treatment begins. MUC4 expression by epithelial tumors is an example of this type of biomarker. Our Phase I clinical trial preceded the identification of MUC4 as a biomarker and focused on using determining the safety of INB03 as monotherapy in patients with advanced solid tumors. This is a typical Phase I clinical trial design for first-in-man trials in cancer. We expect to use INB03 as part of combination therapy with approved cancer therapies as part of Phase II development. We do not expect to need to modify INB03 therapy to treat each different type of cancer, because INB03 therapy targets the immune system, not the cancer. We do expect to develop the INB03 beyond Phase II to target a specific type of cancer to meet the current system of regulatory approval. For instance, INB03 may be approved to treat patients with HER2+/MUC4+ breast cancer. To get subsequent approval for the treatment of patients with MUC4+ TNBC or MUC4+ pancreatic cancer, we will need to perform a pivotal trial in patients with TNBC and pancreatic cancer respectively. After the first regulatory approval, if and when achieved, we believe the difficulty and cost of achieving these labels extensions will decline with each successive approval. At this time, we cannot predict if patients without biomarkers of inflammation, elevated MDSC or cytokines, or increased expression of MUC4 will benefit from treatment with INB03. Those studies may be performed in the future, but they are not a current priority. We continue to produce pre-clinical data for use of INB03 in cancer indications with a goal to find a development partner or out-license the program. The Company does not have plans to perform clinical trials with INB03 at this time.

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

The Company has completed a Phase I trial using XPro to reverse neuroinflammation in patients with Alzheimer’s disease. The trial was performed in Australia and was partially funded by a $1M USD Part-the-Cloud Award from the Alzheimer’s Association. The clinical trial was the first in the Company’s development program for the treatment of dementia. The open label, dose escalation trial in patients with Alzheimer’s disease with biomarkers of peripheral inflammation (one of CRP>1.5mg/L, HgbA1c>6.0, ESR>10sec or have ApoE4) treats the patients with XPro as a once-a-week subcutaneous injection for 3 months. AD patients with one biomarker of inflammation are classified as having AD with neuroinflammation (ADi). The company estimates this group of patients includes at least 40% of patients with AD. Patients have multiple biomarkers of neuroinflammation tested before and during therapy including soluble biomarkers in blood and cerebral spinal fluid, behavioral biomarkers (neuropsychiatric symptoms of AD), EEG and neuroimaging biomarkers using MRI. The primary goal of this short, open label study was to demonstrate that treatment with XPro decreases neuroinflammation safely and to define the dose of XPro to use in the Phase II trial.

The Company is enrolling a global blinded randomized Phase II trial in ADi patients with Early AD in Australia (“AUS”), Canada (“CAN”), the United Kingdom (“UK”), Spain (“ES”), France (“FR”), Germany (“DE”), Poland (“PO”), the Czech Republic (“CZ”), Slovakia (“SL”) and the United States (“US”). Early AD is patients that have MCI (Mild Cognitive Impairment) or mild AD. The XPro produced by KBI is being used in the Phase II trial. After completion of the Phase II trial, patients will be offered to enroll in the Phase II open label extension trial (OLE). An Expanded Access Scheme in patients who completed the Phase I trial in AUS. The goal of the Phase II trial will be to demonstrate the prolonged control of neuroinflammation in patients with dementia will help control cognitive decline.

The Phase I trial enrolled 18 patients at doses of 0.3, 0.6 and 1.0mg/kg given once a week as subcutaneous injection for three months. Patients in the 10mg/kg group were offered extended use of the drug for up to 12 months. Three patients remained on XPro for 12 months. Preliminary data was presented in a webinar on 13 July 2020. Additional data was presented on January 21, 2021CSF cytokine/chemokines were measured in 9 patients before and after 12 weeks of weekly therapy with XPro using a panel from OLINK Target 48 Cytokine (https://www.olink.com/products/olink-target-48-cytokine/), that measures 45 (Figure AD1).

In the 6 patients in the 1mg/kg per week dose, only one cytokine and chemokine, interferon gamma (“INFg”) did not change in the CSF of patients, the remainder all decreased on average of 15%. The data analyzed provides evidence that XPro decreases neuroinflammation in patients with Alzheimer’s disease.

We believe these data support the use of XPro to treat other diseases where neuroinflammation is a part of the pathophysiology of the disease. The company studied the consequences of decreasing neuroinflammation in the 6 patients from target dose group (XPro 1mg/kg for 12 weeks) be looking at the CSF proteome using technology for Proteome Sciences using their TMT Calibrator™ platform. A large data set of proteins were identified. Early analysis of the data focusing on 26 AD related proteins demonstrated changes in inflammation, neuronal and synaptic proteins caused by decreasing neuroinflammation after treatment with XPro (Figure AD2). The proteome also demonstrated a clear dose response with a greater number of proteins being affected by the target dose compared to low dose XPro therapy (0.3 vs 1.0 mg/kg/week for 12 weeks) (Figure AD3). The CSF proteome data is only partially analyzed. Additional data may result from these ongoing analytics.

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

The ongoing blinded randomized global Phase II trial in patients with early ADi will enroll 201 patients in a 2:1 ratio (XPro:placebo) at 1mg/kg once a week. The trial is currently enrolling study subjects. Patients will be treated for 6 months. The primary end-point is Early/Mild Alzheimer’s Cognitive Composite (EMACC), a sensitive cognitive end-point validated for use in patients with early AD. Secondary cognitive (ADAS-Cog13, CDR-SB and NPI) and functional (GAS, ADCS-ADL) end-points will be measured. Exploratory structural and function biomarkers of brain function and structural integrity using EEG and MRI DTI will be used in some or all patients. All patients will be eligible to continue XPro for 12 additional months in the Open Label Extension trial. Clinical and MRI metrics will be followed during the extension trial.

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

The Company received a $2.9M USD award from the National Institute of Mental Health (“NIMH”) to treat TRD with XPro. The blinded, randomized Phase II trial will use biomarkers of peripheral inflammation to select patients with TRD for enrollment. Patients will be treated for 6 weeks. Primary end-points include both clinical and neuroimaging measures. The final trial design is ongoing and discussions with the FDA are not complete. The Company anticipates receiving authorization to initiate the clinical trial in 2H24. At which point the Company may begin to request funds from the NIMH pursuant to the award.

INB03 and XPro are delivered as a subcutaneous injection, similar to an insulin treatment or anti-obesity GLP-1 drugs, is given once a week. More frequent treatment cannot be ruled out for future indications. Because this is a simple subcutaneous injection similar to an insulin injection (the therapy patients give themselves for treatment of Type 1 diabetes mellitus), we expect patients to administer the therapy by themselves or caregivers and not require expensive or logistically challenging clinic visits to receive the therapy.

Release of INB03 and XPro drug supply

GMP DN-TNF product (INB03 and XPro) used in the oncology Phase I, AD Phase I and COVID-19 Phase II trial were manufactured by Lonza at a site in New Hampshire. The supply of Lonza DN-TNF product is limited but allowed completion of the Phase I study in Alzheimer’s disease and support of patients in the extension study for 12 months. New batches of XPro have been produced to support future clinical trials. The Company engaged KBI Biopharma to manufacture 6 lots of XPro/INB03 at the Boulder, Colorado facility using the original master cell bank and updated manufacturing process. One lot has been converted into drug product using the US fill/finish facility of Vetter Pharma. Half of the first lot is frozen as drug substance at -80C with a plan to convert to drug product as clinical supplies are needed to support the AD and TRD Phase II trials in May 2024. The unfrozen drug product is being used in the ongoing AD02 AD trial. The remainder of the original fermentation runs is frozen as a cell paste with a plan to process to drug substance. The company expects to convert the drug substance to drug product 1H25. Downstream processing to drug product and fill/finish to drug product of the cell paste will occur in 2025 as needed to support the clinical trials. We plan to use a two-step approach to improve the yield of the drug substance from the fermentation process. The company has two Phase III readiness programs in progress in preparation for the Phase III pivotal trial in patients with AD. The Company is working on the yield of the drug product using the existing E.coli-based system. A second program is focused on down-stream process improvements in the drug manufacturing program. Once the new strain and process is validated and functional, we will perform a manufacturing campaign drug for future clinical trials. In the future, the Company may consider a strain change to improve yield of the fermentation step further. The decision for strain improvements and strain change will be made in the future as clinical development programs proceed.

Interaction with Regulatory Authorities Regarding INB03 and XPro Development

We have completed a Phase I trial with INB03 in oncology. At this time we do not plan additional clinical trials with INB03 in oncology. A Phase I trial with XPro in patients with Alzheimer’s disease is underway. The Phase II program with Alzheimer’s disease started during 2022. The Phase I trial with XPro in patients with Alzheimer’s disease was performed in Australia under the regulatory authority of the TGA using the Clinical Trials Exemption (“CTX”) scheme. Our first interaction with the regulatory body occurred in March 2018. The Company received approval to initiate the Phase I trial with INB03 in patients with advanced solid tumors on May 21, 2018. The second interaction with the regulatory body occurred in March 2019. The Company received approval to initiate the Phase I trial with XPro in patients with Alzheimer’s disease in May 2019 and received authorization to start the Phase II trial in patients with mild AD on January 5, 2022. Our first interaction with the FDA occurred in July 2020 as part of the Phase II Quellor program to treat respiratory failure in patients hospitalized with COVID-19 infection. The newly manufactured XPro is being used to support the Phase II AD trial and the Expanded Access Scheme.

INB03 Product Development Path: Continued pre-clinical studies to find a partner or out-license the progam

Phase I open label study in patients with advanced solid tumors has been completed. All future cancer studies will use INB03 as part of combination therapy. The evolution of oncology standard of care occurs quickly. Immune checkpoint inhibitors (“CPI”) were introduced 5 years ago. The success of CPI change the focus of cancer therapy from cytotoxic based cancer regimens to immunotherapy-based cancer regimens. The approval of Trastuzumab (“TDxd”) in 2022 had a similar effect on HER2 expressing cancers. For example, use of trastuzumab based therapy in HER2+ breast cancer required 3+ expression of HER2. With TDxd, low HER2 expression (1+ or 2+ but not null) benefit for TDxd. This has dramatically expanded the number of women eligible for trastuzumab based immunotherapy from 20% to half of women with breast cancer. This dramatic change in breast cancer standard-of-care impacted our development plans for INB03 in breast cancer. The Phase II trial is planned to be in women who have failed TDxd therapy. About half of women who receive TDxd are resistant to therapy. We believe, but need to confirm, that many of those women express MUC4. We believe an exploratory, single arm open label Phase II in woman who progress after TDxd is warranted. We believe the combination of TDxD, INB03 and TKI will be effective. We continue to conduct pre-clinical studies of INB03 in MUC4 expressing tumors. The Company does not plan to perform further clinical studies with INB03 in oncology at this time. We continue to support pre-clinical studies as we search for a partner or an out-licensing opportunity.

INB03 Pre-clinical Studies and/or Partnering

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

XPro Regulatory Strategy

Drugs from the DN-TNF platform will be developed using adequately powered, well designed studies with the goal to demonstrate a meaningful clinical benefit to patients. Beyond Phase I, these will most often be blinded, randomized clinical trials using validated end-points that have been authorized by a regulatory authority – the FDA, TGA, MHRA, EMA, etc. Currently, all planned studies will be performed in North America, AUS, EU and/or the UK. Because there are no therapies similar to XPro approved in any market, we plan to take advantage of the regulatory opportunities afforded to therapies that treat markets with a high unmet need. In the U.S., this includes Orphan Drug Designation and expedited programs for approval including Accelerated Approval, Breakthrough Therapy Designation, Fast Track Designation, and priority review (see “Government Regulation). We cannot predict which, if any, of these programs we will benefit from without further discussions with the FDA, EMA and other competent regulatory authorities. A partner or licensee of INB03 may take a similar path to registration as XPro. The Company cannot predict details of any INB03 registration strategy.

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

We completed enrollment of patients into an open label, biomarker directed, Phase I clinical trial in AUS that approaches AD as an immunologic disease. Patients with dementia with the diagnosis of AD with biomarkers of chronic inflammation that includes at least one of a hs-CRP>1.5 mg/L, a ESR>10 mm/h, a HbgA1C>6.0% or are ApoE4 positive were treated with XPro for 12 weeks. Three dosing cohorts were preformed – 0.3, 0.6 and 1.0 mg per week as a subcutaneous injection. Patients had multiple inflammatory biomarkers test before therapy, at 6 weeks and at 12 weeks. Biomarkers were reported in blood and cerebral spinal fluid. Experient biomarkers including MRI measures of white matter tract neuroinflammation, axonal quality and axon myelin, and MRI measures of gray matter quality were included. Cognitive end-points were not the focus of the Phase 1 clinical trial because of the wide range of disease severity enrolled and lack of a placebo group. Patients enrolled in the Phase I trial had MMSE ranging from 24 to 12. This wide range of disease severity at the time of enrollment and the lack of a blinded concurrent control group did not allow for determination of cognitive benefit beyond several anecdotal reports. The first patient was enrolled in the low dose 0.3mg/kg/week cohort in the last week of November 2019. The Safety Review Committee met by teleconference on January 7, 2020, to review the course of the patients in the first cohort and voted to open the second cohort, 1.0mg/kg/week, to enrollment. The first patients were enrolled in the cohort the second week of February 2020. Based on preliminary data released on July 13, 2020, and January 21, 2021, we closed after completion of a 0.6mg/kg treatment group. We canceled plans to treat patients with 3.0mg/kg. The data from the Phase I trial informed the design of the Phase II trials described above.

XPro Registration Studies and/or Partnering

We plan to aggressively pursue an efficient registration strategy using XPro to improve the lives of patients with ADi. We define ADi as Alzheimer’s disease with biomarkers of inflammation. We believe ADi is not the only indication for XPro in neurodegenerative and neuropsychiatric diseases. We plan to pursue other indications in neurodegenerative diseases as resources become available. We have received NIMH funding to support a Phase II TRD program that hopes to start patient enrollment in 2024. We have an active partnering position as it relates to XPro development in neurodegenerative and neuropsychiatric diseases, although limited partnering discussion are underway at this time. There are two partnering opportunities with this novel immunotherapy for the treatment of neurologic and psychiatric diseases. The first is a traditional partnership focused on the developing the drug for all neurodegenerative and neuropsychiatric applications. The second is a more focused partnership developing XPro as part of a combination therapy for a company’s existing therapy. After completion of proof-of-concept Phase II studies, we will decide what the most efficient registration strategy is available to the company with XPro.

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

Cancers grow and relapse because they evade the immune system. In many cancers, NK cells are the most important cell for the elimination of residual disease that causes cancer relapse. NK cells target cells based on a series of complex antigens on the cancer cell surface that signal the NK cells to activate and kill the cancer cell. NK cells develop a memory like NK cell phenotype to enhance killing of cancer cells. This phenotype requires multiple simultaneous signals to be delivered to the NK cells. A cocktail of three cytokines, IL12, IL15 and IL18 can be used to convert a resting NK cell to cytokine induced memory like NK cells (“CIML”) [Fehneger 2016] or by INKmune priming with INB16 (TpNK – tumor primed NK cells). Although the intracellular biology of these two strategies has yet to be worked out, they do not appear to be identical. In summary, INKmune converts resting NK cells into tumor killing memory like NK cells that function well in the hostile environment of the TME. (Figure 1 below).

The ability of NK cells to kill tumor cells depends on the strength and duration of the cell-cell interaction. This is called avidity. The higher the avidity the greater the tumor cell killing. Cytokine stimulation may increase avidity of NK binding to some cancer cells whereas, in all experiments to date, INKmune priming enhances NK binding to all cancer cells tested. The relative increase in avidity to specific cancer cells is cytokine specific; as shown below, IL15 increases NK avidity for the ovarian cancer line SKOV-3 whereas IL2 has a limited effect. IL15 primed NK cells lyse SKOV-3 cells whereas IL2 primed NK do not. INKmune primed NK (TpNK) showed the highest avidity for the tumor cells and the highest level of cytotoxicity. It is likely that the use of multiple cytokines will achieve the same level of avidity and cytotoxicity as INKmune but studies with multiple cytokines have not yet been performed (Figure below).

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

The primary role for INKmune will be an immunotherapy targeting residual disease in patients after debulking cancer therapies such as cytotoxic chemotherapy and surgery. At this time, we plan to give INKmune as monotherapy. We do not rule out the possibility of using INKmune as part of combination therapy in the future. We do not expect to need to modify INKmune to treat these additional types of cancer, because we believe INKmune is a universal cancer therapy where “one size fits all”. We believe for INKmune to receive regulatory approval for each cancer indication, clinical trials will need to be performed which demonstrate its safety and effectiveness as a treatment for each such cancer. We believe the difficulty and cost of achieving these labels extensions will decline with each successive approval, if and when achieved. For example, if INKmune is proven to be effective therapy in patients with castration resistant prostate cancer, we will need to perform separate pivotal trials for approval in lung, prostate or renal cancer.

Three step process to preparation for INKmune human clinical trials:

INKmune GMP scale-up for Phase I/II clinical material

The working cell banks and individual INKmune product to be used in the patients for the clinical trial have been produced at the Centre for Cell, Gene & Tissue Therapeutics at Royal Free Hospital / University College London to full cGMP (MHRA MIA(IMP)11149). All manufacturing has been under the direction of Professor Mark Lowdell. The Company can produce enough INKmune to complete its Phase I clinical trial in men with metastatic castrate resistant prostate cancer (mCRPC).. We have validated storage of INKmune for up over 3 years in vapor phase nitrogen and have a fully scalable, closed system manufacturing process in validation which can produce up to 6 patient doses per week during phase I and II trials. At intermediate scale we can manufacture 40 doses per week in a single 15-liter bioreactor. Importantly, we have validated the storage of INKmune at -80oC for up to 27 days which greatly facilitates the delivery and local storage of the drug for clinical trials and post commercialization use. In contrast, as far as we know all other NK cell therapies and T cell therapies require complex shipping of drug products in vapor phase nitrogen below -150oC and specialized arrangements for ongoing storage at the clinical sites. We may need additional INKmune for future clinical trials.

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

Three compassionate use cases have also been treated. Two were young patients with AML who had failed previous hematopoietic stem cell transplants (“HSCT”). The first compassionate-treatment patient showed such improved neutrophil and platelet counts that she was discharged from hospital for the first time in six months. The second patient treated compassionately had failed two high risk HSCT and entered the course of INKmune therapy with high percentage of blasts in his bone marrow. His blood NK cells responded in differentiation into mlNK as hoped but it is too early to determine if INKmune has provide any clinical benefit. Due to market opportunities, the Company has closed the high-risk MDS trial to focus on solid tumors. The Company plans to put all of its INKmune development efforts into the on-going US Phase I/II trial in men with mCRPC.

INKmune Registration Studies and/or Partnering

During March 2023 the Company opened an Investigational New Drug (“IND”) application for a Phase I/II trial of INKmune in metastatic castrate resistant prostate cancer (mCPRC). The clinical trial is an open label Phase I/II trial in men with metastatic castrate resistant prostate cancer. The trial has a modified Baysian design that allows for a 3 patient Phase I for each dose level followed by a 6 patient Phase II trial. All patients will receive 3 infusions of INKmune on days 1, 8 and 15. The three doses of INKmune at low, medium and high dose of INKmune is 1x10^8, 3x10^8 or 5 x10^8 cells per infusion respectively. INKmune infusions are given as an out-patient with the use of pre-medication or additional cytokines. Patients are carefully monitored for 6 months after the first dose of INKmune. There are four goals of the trial – determine safety in the target population; immunologic efficacy, anti-tumor effects and select a dose for the pivotal trial. Immunologic efficacy is determined by an increase in the numbers of memory like NK cells in the circulation of the patient and how long that increase lasts. In general, we are expecting the number of mlNK to double and to persist in the circulation of the patient for more than 120 days. Anti-tumor effects will be monitored by serial testing of blood prostatic surface antigen level (blood PSA), prostate-specific membrane antigen nuclear medicine scan (PMSA scan with piflufolastat F18; Pylarify®) and circulating tumor DNA. The Company enrolled the first patient in the open label low dose Phase I cohorts of December 27, 2023. A second patient was enrolled in February 2024. The final patient in the low dose cohort was enrolled in March 2024. The trial will enroll patients during all of 2024. The last patient in the Phase II cohorts is expected to be enrolled in 1H25 with data lock 2H25. As an open label trial, there may be opportunities to see patient data during 2024. Other solid cancers are of interest including nasopharyngeal cancer (“NPC”) which is a known target for NK cells and an important unmet clinical need in emerging markets such as mainland China. Renal cell carcinoma is also a known target for INKmune. We may seek to partner or sell INKmune. Although our development strategy is focused on North America and Europe, we believe INKmune will also be attractive for markets on the Pacific Rim, South Asia and South America, but will wait for partners to help with the development in those regions, however, at this time, we are not negotiating with any potential partners.

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

There are several FDA approved drugs that improve the ability of the innate immune system (NK-cells) to treat cancer including mono-clonal antibody therapies (for example: Rituximab®; Avastin® and Herceptin® marketed by Roche/Genentech); and “check-point” inhibitors (Yervoy® and Opdivo®, BMS, Keytruda®, Merck and others). There is a large amount of development activity in the immune checkpoint inhibitor field from both pharmaceutical giants including AstraZeneca, Merck & Co, Pfizer, Merck KGaA, Roche, GSK, Novartis and Amgen and many start-ups, small companies and university spin-offs which have emerged in the past two years. Examples (in alphabetical order) include Agenus, Alligator Bioscience, Ambrx, AnaptysBio, argenx, Bioceros, BioNovion, Cellerant Therapeutics, Checkpoint Therapeutics, Compugen, CureTech, Enumeral, Five Prime Therapeutics, Genmab, GITR, ImmuNext, IOmet Pharma, iTeos Therapeutics, Jounce Therapeutics, KAHR Medical, Multimeric Biotherapeutics, Nativis, Orega Biotech, Pelican Therapeutics, Pieris Pharmaceuticals, Prima BioMed, Redx Pharma, Sorrento Therapeutics, Tesaro, TG Therapeutics, Theravectys and ToleroTech active in the field. The list of companies with poly-specific antibodies that attempt to link the cancer with a cytotoxic T cell is long, includes both private and public companies (Amgen, Xencor, F-Star, Merus and many others). Finally, two CAR-T cell therapies were recently approved for the treatment of ALL – Kymriah™ (Novartis) and Yescarta™ (Gilead). We expect additional drugs to gain marketing authorization in the immune-oncology space.

To our knowledge, there are no innate immune check-point inhibitors in development that have the unique characteristics of INB03 that neutralize sTNF to: i) decreases the proliferation of MDSC; ii) decreasing local and systemic immunosuppression caused by MDSC by stopping production of immunosuppressive cytokines and iii) improving NK/DC cross-talk to recruit the adaptive immune system to fight the cancer.

Intellectual Property

We seek to protect our therapeutic programs by continuously developing patent properties covering novel compositions, formulations, purpose-limited compositions, combination treatments, methods of medical treatment, and other inventions, whether created internally or in-licensed, in the United States Patent & Trademark Office (the “USPTO”), the World Intellectual Property Organization (“WIPO”) under the Patent Cooperation Treaty (“PCT”), and in patent offices for various foreign jurisdictions. While each invention is unique and territories for protection are decided on a case-by-case basis, we generally pursue patents in Australia, Canada, Europe, Japan, and the United States, and sometimes in Brazil, China and/or Korea. We currently have in our portfolio fifteen (15) issued patents and twenty-three (23) pending patent applications, including both company-owned and in-licensed properties. The following sections and corresponding tables summarize, for each of our current therapeutic programs, our pending and granted patent positions, to the extent publicly available, as of the time of preparing this document:

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

Subject Matter / Compound	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
DNTNF compositions and formulations	2	0	global	2024-2044
Use of DNTNF for treating disease	39	9	global	2033-2041

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

Subject Matter / Compound	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
INB-16 / INKmune compositions	1	0	global	2036-2043
Use of INKmune for treating disease	2	6	global	2036-2043

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

INKmune Manufacturing

We intend to contract with third parties for the manufacture of our compounds for investigational purposes, for preclinical and clinical testing and for any FDA approved products for commercial sale. Pre-clinical and clinical material for the early clinical trials with INKmune has been manufactured under the direction of Mark Lowdell at a licensed Good Manufacturing Practice (“GMP”) facility. The master cell bank, working cell bank and individual product doses were completed in July 2018. This clinical material is planned for use in the Phase I/II clinical trials. As we progress in our clinical programs, additional working cell banks and therapeutic product will be produced from the existing master cell bank. This process takes approximately 6 months and is not anticipated to delay the initiation or enrollment of the Phase I/II trials. We may transfer the manufacturing to a different commercial contract manufacturing organization after completion of these Phase II studies.

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

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified medical investigators according to approved protocols that detail the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor participant safety. Regulatory procedures differ in each country we will be working in. For example, in the US, each protocol is submitted to the FDA as part of the IND for their review and consent before enrolling patients in the clinical trial. The US is not the only place to perform clinical trials. Most countries have systems in place to allow academics and companies to sponsor clinical trials of novel therapies in patients. For financial and technical reasons, the Company will perform the Phase I clinical trials of our programs in the United Kingdom and Australia. The US will be included in the Phase II and//or Phase III programs. Other venues such as Europe, Canada, Japan and other Pacific Rim countries may be included in the development program in the future.

The INB03 Phase I trial has been completed and provided evidence of safety and a pharmacodynamic drug affect, decrease of inflammatory biomarkers, needed to move the program to a Phase II clinical trial in cancer. The Phase II clinical trial will combine INB03 with approved second line therapy in patients with HER2+ breast cancer with or without brain metastasis that have progressed after treatment with TDxd. This is a combination trial where the addition of INB03 to approved second line therapy may provide a therapeutic alternative in a disease without any drugs approved. The Company has not lost interest in combining INB03 with immune checkpoint inhibitors (CPI), but competition for patients is fierce in this arena. Our plan is to pursue treatment of tumors that express MUC4 as our lead indication. Tumors that express MUC4 are resistant to all forms of immunotherapy due to a combination of increased MDSC in the tumor, decrease tumor macrophage (TAM) phagocytosis, decreased inflammation in the tumor (a “cold” tumor) and direct effects of MUC4 and soluble TNF on HER2 function. If combination therapy with INB03 decreases MUC4 expression and changes the TME to make the “cold” tumor “hot”, then addition of a CPI will be warranted. At this time, the combination trial to treat MUC4+ TDxd resistant HER2+ expressing cancer is our most probable registration strategy for INB03. This includes the combination of INB03 with trastuzumab antibody drug conjugate therapy TDxd in combination with a TKI and/or CPI. Current therapies for TDxd resistant cancers are used on a trial by error approach. Using MUC4 expression as a biomarker for to predict resistance may bring a precision medicine approach to this difficult clinical scenario. Addition of INB03 to the treatment regimen for treating MUC4+ cancers may convert “cold” tumors to “hot” tumors making the eligible for treatment with CPI. The design and successful completion of a Phase II trial is not guarantee of clinical relevance or commercial viability. There are multiple therapies on the market or in development for the treatment of resistant breast cancer. The introduction of TDxd to the clinician’s armamentarium is new and evolving. The future standard-of-care is not known. The registration and development strategy for INB03 is multinational. The Phase II program may enroll patients in other countries, including the United States after submitting an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA. If partnering is successful at any stage of INB03 development, we expect the partner to influence the development and regulatory decisions needed with moving the drug to commercialization. Finally, combination therapy to treat patients resistant to trastuzumab or CPI are not the only oncology application for INB03. INB03 can be combined with other immune-oncology therapy to improve efficacy, safety or both. INB03 can be used as part of combination therapy with immuno-oncology drugs, paired with tradition therapies such as cytotoxic chemotherapy, kinase inhibitors, cell therapies or radiation therapy. The company is pursuing pre-clinical data in some of these areas. When and if positive developments occur, we will communicate them to our shareholders. There are other regulatory venues that will be important for both our products – the largest and most important is Europe. In Europe, the European Medicines Agencies (“EMA”) is responsible for authorization of clinical trials in member states. In EU, there may be a requirement to get individual country authorization at the same time as EMA authorization. The initial development of INB03 and XPro occurred in AUS followed by trials in other regulatory jurisdictions including the US. The development of INKmune will start in the United Kingdom followed by trials in the US. XPro is being developed for the treatment of Alzheimer’s disease under a Part-the-Cloud Award received Feb 2019. The biomarker directed Phase I trial was performed in AUS using a regulatory strategy identical to that used for INB03 in cancer. Regulatory approval to initiate the trial was received on February 8, 2019. XPro treats microglial activation and innate immune dysregulation may be the cause with Alzheimer’s disease in some patients. To our knowledge, there are few companies using an anti-inflammatory strategy for the treatment of Alzheimer’s disease. Those companies include Denali Therapeutics (NASDAQ: DNLI); developing DNL747 that targets critical signaling proteins in the TNF pathway that regulate inflammation and cell death. Alector (NASDAQ: ALEC) in partnership with Abbvie is developing AL002 that targets TREM2 on microglial cells. Gliacure is targeting microglial cells in Alzheimer’s disease with a small molecule candidate GC021109.

Lecanemab (Leqembi™; Eisai) was approved for the treatment of patients with Early AD in January 2023 This is this the second anti-amyloid drug for the treatment of early AD to be approved. Donanemab (Lilly), a third drug anti-amyloid therapy for early AD is expected to be approved 2Q24. These two drugs have similar efficacy and safety profiles. One of the common safety problems is the development of ARIA (Alzheimer’s Related Imaging Abnormality) that causes a delay or discontinuation of therapy. ARIA is neuroinflammation related side-effect more common in patients expressing ApoE4. The modest efficacy, sub-optimal safety and difficulty of use makes combination therapy for the treatment of early AD an attractive development and therapeutic strategy. The Company is following the developments in this area closely. The Company believes the anti-amyloid therapies will slowly develop market share, but due to their safety and efficacy profile, there will be demand for safer and more efficacious therapies that do not target amyloid.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposed new reporting requirements on certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Covered manufacturers are required to collect and report detailed payment data and submit legal attestation to the accuracy of such data to the government each year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Additionally, entities that do not comply with mandatory reporting requirements may be subject to a corporate integrity agreement. Certain states also mandate implementation of commercial compliance programs, impose restrictions on covered manufacturers’ marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

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

Since its enactment, there have been judicial, administrative, executive and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order to, among other things, instruct certain governmental agencies to review and reconsider their existing policies and rules that limit access to health care, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

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

Human Capital Resources

As of December 31, 2023, we had 11 full-time employees and 6 part-time employees. We consider the intellectual capital of our employees to be an important driver of our business and key to our future prospects. We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

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

●	We will require additional capital to finance our operations to continue as a going concern, which may not be available to us on acceptable terms, if at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates and have substantial doubt about our ability to continue as a going concern.

●	Our ability to successfully engage with, and satisfactorily respond to, requests for information from the FDA in the future.

●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.

●	We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.

●	We are significantly dependent on the success of our DN-TNF product platform and Natural Killer Cell Priming Platform (INKmune) and our product candidates based on these platforms.

●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.

●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.

●	The biotechnology and immunotherapy industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.

●	We can provide no assurance that our clinical product candidates will obtain regulatory approval or that the results of clinical studies will be favorable.

●	Drug discovery and development is a complex, time-consuming and expensive process with a high rate of failure.

●	We may face legal claims; legal disputes are expensive, and we may not be able to afford the costs.

●	We can provide no assurance of the successful and timely development of new products.

●	We must comply with significant government regulations.

●	We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights.

●	The price of our common stock may be volatile.

●	The market prices for our common stock may be adversely impacted by future events.

●	A limited public trading market may cause volatility in the price of our common stock.

●	Our Rights Agreement contains anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

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

As of December 31, 2023, the Company had an accumulated deficit of $121,022,000. Losses have principally occurred as a result of the substantial resources required for research and development of the Company’s product candidates which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months from the issuance date of these financial statements. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management intends to pursue additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, however, there cannot be any assurance that we will be successful in doing so. The opinion of our independent registered public accounts on our audited financial statements for the year ended December 31, 2023, contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

We expect that our product candidates under development, if approved, will face intense competition from existing and future drugs marketed by large companies. These competitors may successfully market products that compete with our products, successfully identify drug candidates or develop products earlier than we do, or develop products that are more effective, have fewer side effects or cost less than our products, if any.

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

These competitive factors could require us to conduct substantial new research and development activities to establish new product targets, which would be costly and time-consuming. These activities would adversely affect our ability to commercialize products and achieve revenue and profits.

Competition and technological change may make our product candidates and technologies less attractive or obsolete.

We compete with established pharmaceutical and biotechnology companies that are pursuing other forms of treatment for the same indications we are pursuing and that have greater financial and other resources. Other companies may succeed in developing products earlier than us, obtaining FDA approval for products more rapidly, or developing products that are more effective than our product candidates. Research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy we develop. We face competition from companies that internally develop competing technology or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent, make futile, or limit our product commercialization efforts, which would result in a decrease in the revenue we would be able to derive from the sale of any products.

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

By working with research collaborators patent rights may be jointly owned by different parties.

Certain of our licensors may have relied on third-party consultants or collaborators such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights to our in-licensed patents, the license granted to us for such jointly owned patents may not be valid. Absent an agreement, each joint owner can independently sell, license, or otherwise exploit the jointly owned patent without the approval of the other joint owner(s) and without having to account to each other for their revenues. Without the cooperation of all joint owners, none can grant an exclusive license to a third party. Further, a jointly owned patent cannot be enforced unless all of the owners join in the lawsuit. If a co-owner refuses to participate, the lawsuit cannot proceed. Certain of our in-licensed patents from Xencor show joint ownership between Xencor and a third party. Xencor provided representations and warrants as to its ability to grant the rights provided in the license. In addition, Xencor is required to indemnify us as to any breach of its representations, warranties and covenants made in the agreement.

Further, our rights to current or future in-licensed patents and patent applications may be dependent, in part, on inter-institutional or other operating agreements between the joint owners of such in-licensed patents and patent applications. If one or more of such joint owners breaches such inter-institutional or operating agreements, our rights to such in-licensed patents and patent applications may be adversely affected. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Certain in-licensed patents (i.e. those from the University of Pittsburgh) were supported through the use of U.S. government funding. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as march-in rights). If the U.S. government exercised its march-in rights in our current or future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

We are dependent on our licensing agreement with Xencor, and the termination of this agreement could have an adverse effect on our business.

On October 3, 2017, the Company entered into a license agreement with Xencor, Inc., which has discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor. Pursuant to the license agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein known as XPro that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation. If we breach this Agreement, Xencor may be able to terminate it, which could be negatively impact our business.

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

We are an early-stage company formed in September 2015 and have only a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We expect to incur substantial additional operating expenses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate material revenue and achieve profitability will depend on, among other things, successful completion of the preclinical and clinical development of our product candidate(s); obtaining necessary regulatory approvals from the FDA and international regulatory agencies; implementing successful manufacturing, sales, and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

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

We may be eligible for priority review designation for our product candidate if the FDA determines such product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists. A priority review designation means that the goal for the FDA is to take action on an application in six months, rather than the standard review period of ten months. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Thus, while the FDA has granted priority review to other oncology disease products, our product candidate, should we determine to seek priority review, may not receive similar designation. Moreover, even if our product candidate is designated for priority review, such a designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within an accelerated timeline or thereafter.

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

From time to time, we may publish interim top-line or preliminary data from our planned clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data is available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.

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

The potential market opportunities for our product candidate are difficult to estimate precisely. Our estimates of the potential market opportunities are predicated on many assumptions, including industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions prove to be inaccurate, the actual markets for our product candidate could be smaller than our estimates of the potential market opportunities.

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

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidate despite obtaining appropriate informed consent from our clinical trial participants. We will face an even greater risk if we commercially sell any product that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidate. Regardless of the merits or eventual outcome, liability claims may result in:

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

We will need to increase the size and capabilities of our organization, and we may experience difficulties in managing this growth.

To execute our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. We currently have 11 full-time employees, 6 part-time employees and retain the services of additional personnel on an independent contractor basis. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

In September 2011, the Leahy-Smith America Invents Act, or the American Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern the administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent application, which could have a material adverse effect on our business and financial condition.

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

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Government regulations could impact our ability to price our products

U.S. and international governmental regulations that mandate price controls or limitations on patient access to our drugs under development, create coverage criteria or establish prices paid by government entities or programs for our potential products could impact our business, and our future results could be adversely affected by changes in such regulations or policies. In addition to the recent expansion of price controls in the U.S. in the IRA, the adoption of restrictive coverage policies and price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate coverage and pricing could also adversely impact future revenue. We expect pricing pressures and other cost containment measures for drugs and vaccines will continue globally.

In the U.S., pharmaceutical product pricing is subject to government and public scrutiny and calls for reform, and many of our products are subject to increasing pricing pressures as a result. We expect to see continued focus by the U.S. Congress and the Biden Administration on regulating pricing and access to medicine. For example, in August 2022, the drug pricing provisions of the IRA were signed into law, which, among other things, require manufacturers of certain drugs to engage in price negotiations with Medicare which will permit the CMS to set a maximum fair price for selected drugs, impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replace the Part D coverage gap discount program with a new discounting program. The drug pricing provisions of the IRA began to be implemented in 2022 and implementation efforts are expected to continue over the next several years. In August 2023, the Biden Administration unveiled the first round of medicines subject to the Medicare Drug Pricing Negotiation Program. Health plans may also require rebates in addition to the maximum fair price for preferred placement on a Medicare plan formulary. The Medicare Drug Price Negotiation Program is currently subject to legal challenges and therefore, the outcome of the 340B Program remains uncertain.

Payors may promote generic drugs and biosimilars more aggressively to generate savings and attempt to stimulate additional price competition. In addition, we expect that consolidation and integration among pharmacy chains, wholesalers and PBMs will increase pricing pressures in the industry. Some states have implemented, and others are considering, patient access constraints or cost cutting under state regulated programs including the Medicaid program. State legislatures also have continued to focus on addressing drug costs, generally by increasing price transparency or attempting to limit drug price increases for state regulated insurance. Measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation, such as Florida’s drug importation program which was recently approved by the FDA, could adversely affect our business.

We may encounter similar regulatory and legislative issues in other countries in which we may operate. In certain markets, such as in EU member states, the U.K., Japan, China, Canada and South Korea, governments have significant power as large single payors to regulate prices, access criteria, or impose other means of cost control, particularly as a result of recent global financing pressures.

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

A cybersecurity incident and other technological disruptions could negatively affect our business and our relationships with customers.

We use technology in substantially all aspects of our business operations. The widespread use of technology, including mobile devices, cloud computing, and the internet, gives rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including information relating to suppliers, private information about employees, and financial and strategic information about us and our business partners. If we fail to effectively assess and identify cybersecurity risks associated with the use of technology in our business operations, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

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

Certain shares previously sold under our Sales Agreement with BTIG LLC with respect to our At-the-Market Offering may have been sold in violation of federal and state securities laws and may be subject to rescission rights and other penalties, requiring us to repurchase shares sold thereunder.

In connection with our Sales Agreement, we became aware that our shelf registration statement on Form S-3 (file number 333-237368) (the “Prior Registration Statement”) expired on April 2, 2023. Prior to becoming aware of the expiration, we sold an aggregate of 75,697 shares of our common stock following the expiration of the Prior Registration Statement and through July 17, 2023 at an average price of approximately $10.56 per share for an aggregate of approximately $799,212 under the Prior Registration Statement pursuant to the Sales Agreement (the “Sales”). Because the Prior Registration Statement had already expired, the Sales could be determined to be unregistered sales of securities and, in accordance with Section 5 of the Securities Act, direct purchasers in the Sales may have rescission rights pursuant to which they may be entitled to recover the amount paid for such shares, plus statutory interest, upon returning the shares to us within one year from the transaction date. In addition, we could be subject to enforcement actions or penalties and fines by federal and/or state regulatory authorities. We cannot predict the likelihood of any claims or actions being brought against us or the amount of any penalties or fines in connection with the Sales.

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

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year during which we have total annual gross revenues of $1.235 billion or more, (2) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering), (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, and (4) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act (i.e., the first day of the fiscal year after we have (a) more than $700.0 million in outstanding common equity held by our non-affiliates, measured each year on the last day of our second fiscal quarter, and (b) been public for at least 12 months).

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

Our securities are not actively traded, and the bid and asked prices for our common stock may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock and would likely reduce the market price of our common stock and hamper our ability to raise additional capital. There is a limited market for our securities. Accordingly, investors may therefore bear the economic risk of an investment in our securities for an indefinite period of time.

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

We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. Specifically, the rights issued under the stockholder rights plan could cause significant dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. The rights plan is not intended to prevent a takeover, and we believe it will enable all our stockholders to realize the full potential value of their investment in the Company and protect the Company and its stockholders from efforts to obtain control of the Company that are inconsistent with the best interests of the Company and its stockholders. The rights under the plan will expire on December 30, 2024, subject to a possible earlier expiration to the extent provided in the stockholder rights plan, unless extended.

Sales of our common shares by our employees, including our executive officers, could cause the trading price of our common shares to fall or prevent it from increasing for numerous reasons, and sales by such persons could be viewed negatively by other investors.

In accordance with the guidelines specified under Rule 10b5-1 under the Exchange Act, as amended, equivalent legislation in applicable jurisdictions, and our policies regarding equity transactions, a number of our employees, including executive officers, may adopt share trading plans pursuant to which they have arranged to sell common shares from time to time in the future. Generally, sales of common shares, including sales under such plans, by our executive officers and directors require public filings. Sales of our common shares by such persons could cause the price of our common shares to fall or prevent it from increasing. If sales by employees, executive officers, or directors cause a substantial number of our common shares to become available for purchase in the public market, the price of our common shares could fall or may not increase. Also, sales by such personnel could be viewed negatively by holders and potential purchasers of our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our Company from cyber threats as well as secure our networks and systems. Such processes include safeguards, response plan, and review of our policies and procedures to identify risks. We engage an external party to enhance our cybersecurity oversight.

Governance

Our Audit Committee of the Board of Directors, or the Audit Committee, is responsible for overseeing cybersecurity risk and periodically updates our Board of Directors on such matters. The Audit Committee receives periodic updates from management regarding cybersecurity matters, and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Our Chief Financial Officer is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks.

ITEM 2. PROPERTIES

The Company leases approximately 5,000 square feet of office space in Boca Raton, Florida from a third-party, which serves as the headquarters of the Company. We currently pay approximately $16,000 per month for this lease which expires in March 2027.

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

As of December 31, 2023, there were 26 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

We believe our DN-TNF platform can be used as a CNS (“central nervous system”) therapy to target glial activation to prevent progression of Alzheimer’s disease (“AD”); to target neuroinflammation in treatment resistant depression (“TRD”); as a drug to prevent muscle degeneration, prevent fibrosis and promote muscle regeneration in Duchene muscular dystrophy (“DMD”); and as a cancer therapy to reduce resistance in immunotherapy. The primary focus of the company’s development efforts for XPro is AD. The next indication to be developed with XPro will be TRD. Treatment of DMD and cancer will occur when partners for the programs are found. The drug is named differently for the oncology and CNS indications; INB03™ or XPro, respectively, but it is the same drug product. For DMD, the company is exploring DN-TNF compounds that is optimized for the treatment of DMD. This novel compound has the same mechanism of action but has novel IP protection. In each case, we believe neutralizing sTNF is a cornerstone to the treatment of these diseases. As an immunotherapy for cancer, we are using INB03 to neutralize sTNF produced by HER2+ trastuzumab resistant breast cancers to reverse resistance to targeted therapy. sTNF produced by the tumor causes an up-regulation of MUC4 express causing steric hindrance of trastuzumab binding to the HER receptor on HER2+ breast cancer cells. Without binding, trastuzumab based therapies are not effective. Neutralizing sTNF reverses MUC4 expression converting a trastuzumab resistant breast cancer cell into a trastuzumab sensitive breast cancer cell. In addition, INB03 may change the immunobiology of the tumor microenvironment by decreasing the number of immunosuppressive myeloid cells, both myeloid derived suppressor cells and tumor active macrophages, and increasing the number of cytotoxic lymphocytes and phagocytic macrophages in the TME. The Company has completed an open label dose escalation trial in cancer patients with metastatic solid tumors that have failed multiple lines of therapy. The pre-clinical data in MUC4+ expressing tumors and the clinical trial informs the design of a future Phase II trial by demonstrating that INB03 was safe and well tolerated, defined the dose of INB03 to carry into Phase II trials, and demonstrated a pharmacodynamic end-point. The company does not plan to commence a Phase II trial in patients with advanced MUC4+ expressing cancer until a partner can be found.

Likewise, we believe the DN-TNF platform can be used to treat selected neurodegenerative diseases by modifying the brain microenvironment (“BME”). The Company believes the core pathology of cognitive decline is a combination of neurodegeneration and synaptic dysfunction. Neurodegeneration is nerve cell death that may include demyelination. Synaptic dysfunction means the connections between nerve cells stop working efficiently and may decrease in number. The combination of neurodegeneration and synaptic dysfunction causes cognitive decline and behavioral changes associated with Alzheimer’s disease (“AD”). XPro completed a Phase I trial treating patients with Alzheimer’s disease that was partially funded by a Part-the-Clouds Award from the Alzheimer’s Association. We believe XPro targets activated microglia and astrocytes of the brain that produce sTNF that promotes nerve cell loss, synaptic dysfunction and prevents myelin repair - key elements in the development of dementia. In animal models, elimination of sTNF prevents nerve cell dysfunction, reverses synaptic pruning and promotes myelin repair. The Phase I trial in patients with biomarkers of inflammation with AD has been completed. The open label, dose escalation trial was designed to demonstrate that XPro can safely decrease neuroinflammation in patients with ADi. ADi is the term used to delineate patients with AD with biomarkers of inflammation. The endpoints of the trial were measures of neuroinflammation and neurodegeneration in blood and cerebral spinal fluid by measuring changes in inflammatory cytokine levels in the CNS and using MRI-DTI to measure brain microstructural changes. XPro, at the 1mg/kg/week dose, decreased inflammatory cytokines in the CSF in the brain demonstrating that XPro can decrease neuroinflammation in patients with AD. We also studied downstream benefits of decreasing neuroinflammation by measuring changes in the CSF proteome and quantifying changes in novel white matter MRI biomarkers. XPro significantly decreases biomarkers of neurodegeneration as measured by changes in the CSF proteome including neurofilament light chain, phospho Tau 217 and VILIP-1; decreases of 84%, 46% and 91% respectively after 3 months of therapy. Three months of XPro therapy improved measures of synaptic function, as measured in the CSF proteome including a 222% increase in Contactin 2 and a 56% decrease neurogranin, changes that contribute to improved synaptic function.

The successful completion of the Phase I trial in AD has informed the design of a blinded randomized, placebo-controlled Phase II trial in patients with early ADi. Early ADi includes patients with AD and MCI who have at least one biomarker of inflammation (ADi and MCI2 respectively). The early ADi trial is a blinded randomized trial to test if treatment of early AD patients with neuroinflammation with XPro will affect cognitive decline. The Phase II trial in early ADi has six important elements. Two hundred and one patients are being enrolled in a 2:1 ratio (XPro vs placebo). The patients will receive 1mg/kg/week as a subcutaneous injection for six months. An enrichment strategy identical to the successful strategy used in the Phase I trial will be used to ensure patients have neuroinflammation. Patients will need to have one or more enrichment criteria: elevated blood level of at least one of C-reactive protein, hemoglobin A1c, erythrocyte sedimentation and at least one allele of ApoE4. The primary end-point will be Early/mild Alzheimer’s Cognitive Composite (“EMACC”), a validated cognitive measure that is more sensitive than traditional end-points used in many studies of patients with early AD. The AD program is open in the United States, Australia, Canada, the United Kingdom, France, Germany, Spain, Czech Republic and Slovakia. All patients will be offered to stay on therapy for at least 12 months in an extension trial. Clinical and biomarker data will be collected during the extension trial.

There are at least 4 clinical milestones associated with the Phase II trial in AD. Enrollment of 201 patients in the Phase II AD trial should be complete by mid-year. Six months after the last patient is enrolled, top line cognition data with EMACC will be available. Secondary end-points which include blood biomarker, neuroimaging and additional neuropsychiatric end-points will be available after data base lock 2-3 months after top line data. Finally, several months after all the data are analyzed, the Company plans an end-of-phase II meeting with the FDA to finalize plans for the pivotal Phase III trial. The Company plans to apply for an accelerated pathway during 2024. XPro for treatment of AD may be eligible for one or both accelerated approval pathways. The Company plans to submit of Fast Track status in 2024. We expect to be eligible for Break Through status after completion of the Phase II in 2025.

Effective therapy for TRD is a large unmet need. Twenty percent of patients with a Major Depressive Disorder have TRD. Once third of TRD patients have peripheral biomarkers to inflammation (elevated CRP). This is a large patient population. The role of TNF and anti-TNF therapeutics was explored in a small open label clinical trial by Prof. Andrew Miller, MD of Emory University demonstrated the patients have elevated TNF levels and treatment with infliximab treated their depression (Miller, 2011). The Company received a $2.9M USD award from the National Institute of Mental Health (“NIMH”) to treat TRD with XPro. The blinded, randomized Phase II trial will use biomarkers of peripheral inflammation to select patients with TRD for enrollment. Patients will be treated for 6 weeks. Primary end-points include both clinical and neuroimaging measures. The final trial design is ongoing and discussions with the FDA are not complete. The Company received authorization to initiate a clinical trial in AD in the US during January 2024. The TRD trial is expected to start enrollment after the AD Phase II trial finishes patient enrollment.

We believe that INKmune improves the ability of the patient’s own NK cells to attack their tumor. INKmune interacts with the patient’s NK cells to convert them from inert resting NK cells into memory-like NK cells that kill the patient’s cancer cells. INKmune is a replication incompetent proprietary cell line that is given to the patient after determining that i) the patient has adequate NK cells in their circulation and ii) those NK cells are functional when exposed to INKmune in vitro. INKmune is designed to be given to patients after their immune system has recovered after cytotoxic chemotherapy to target the residual disease that remains after treatment with cytotoxic therapy. We believe INKmune can be used to treat numerous hematologic malignancies and solid tumors including leukemia, multiple myeloma, lymphoma, lung, ovary, breast, renal and prostate cancer. The Company had a Phase I trial using INKmune to treat patients with high risk MDS/AML, a form of leukemia. Two patients were treated in the Phase I trial for MDS, three patients have been treated compassionately in AML and another MDS patient is expected to be treated shortly. During March 2024, the Company decided to terminate further enrollment in the MDS/AML trial. In the patients, INKmune therapy is safe, produces memory-like NK cells that kill cancer in vitro, and promotes development of cancer killing memory-like NK cells that can be found in the patient’s circulation of 4 months. The Company initiated a separate Phase I/2 trial of INKmune in a metastatic castrate resistant prostate cancer. The open label trial enrolled the first patient in December 2023.

The Phase I/II trial using INKmune to treat patients with metastatic castrate resistant prostate cancer (mCPRC) is an open label trial. Biomarker data from the patients will be visible as patients are treated. The Company will report data from each cohort as it becomes available. In addition to clinical data, the Company will communicate when the Phase I portion of the trial has completely enrolled. This is expected in September 2024. Because of the modified Bayesian design, the Company estimates the trial will be completely enrolled 1H25 with top-line data available 6 months later. Topline data is divided into immunologic and tumor response variables. The most important immunologic response variable is related to memory like NK cell persistence. This is how long are the number of mlNK cells in patients blood compared to baseline. There are 3 important variables to tumor response: i) blood PSA changes; ii) change in PMSA scan and iii) change in circulating tumor DNA (ctDNA). Ideally, the levels of all three variables decrease with treatment. We do not expect this 6 month trial to provide survival data.

We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $30.0 million and $27.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had cash and cash equivalents of $35.8 million and $52.2 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2023. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations.

As a company with less than $1.235 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

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

Components of Operating Results

Operating Expenses

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	clinical trial and regulatory-related costs;

●	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;

●	manufacturing and testing costs and related supplies and materials; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
External Costs
DN-TNF – Alzheimer’s disease	$13,817	$12,573
INKmune – High Risk MDS/AML & Prostate Cancer	3,296	1,495
Preclinical and other programs	921	1,903
Accrued research and development rebate	(3,040)	(3,531)
Total external costs	14,994	12,440
Internal Costs	5,279	4,627
	$20,273	$17,067

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

We recognize R&D tax credits receivable from the Australian government for spending on R&D as a reduction of R&D expenses.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted to service providers, employees, and directors based on the estimated fair value of the award on the grant date. We calculate the estimated fair value of stock options on the date of grant using the Black-Scholes option-pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the market value of common stock on the grant date, the expected dividend yield, the expected term of the awards, the risk-free interest rates and the expected common stock price volatility over the term of the option awards. The expected volatility is based on the historical volatility of a few unrelated public companies within our industry over the most recent period commensurate with the estimated expected term of our stock options as we have insufficient historical information regarding the volatility of the share price of our common stock. We use the simplified approach to determine the expected term as we do not have sufficient data related to stock option exercises. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

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

Xencor

In October 2017, we licensed INB03 (also known as XPro) from Xencor. This exclusive, global, unrestricted license came with considerable know-how, intellectual property, pre-clinical data, regulatory documentation and product stocks. Currently, we are focused on using this asset in a neurological indication. In the future, we may develop the asset in a wide variety of therapeutic areas, with a variety of delivery techniques by ourselves or in conjunction with partners.

Results of Operations

Comparison of the Years Ended December 31, 2023 and December 31, 2022

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022	Change
Revenues	$(155)	$(374)	$219

General and Administrative	9,623	9,258	365
Research and Development	20,273	17,067	3,206
Other Expense, net	267	1,348	(1,081)
Net loss	$30,008	$27,299	$2,709

Revenues

During 2023 and 2022, the Company sold MSC’s to one customer and recognized $155,000 and $374,000 of revenues, respectively.

General and Administrative

General and administrative expenses were $9.6 million for the year ended December 31, 2023, compared to $9.3 million for the year ended December 31, 2022. The increase in general and administrative expenses is due to higher stock-based compensation ($0.1 million higher during the year ended December 31, 2023), higher travel expense ($0.1 million higher during the year ended December 31, 2023) and higher professional fees ($0.1 million higher during the year ended December 31, 2023).

Research and Development

Research and development expenses increased to $20.3 million for the year ended December 31, 2023 from $17.1 million for the year ended December 31, 2022. The increase in research and development expenses during the year ended December 31, 2023 compared to 2022 is mainly due to the Company incurring $1.8 million of higher costs in connection with our INKmune clinical trials, $1.2 million higher costs with our Alzheimer’s clinical trial, $0.7 million higher internal costs and $0.5 million lower accrued R&D rebate, partially offset by $1.0 million lower of preclinical and other expenses.

Other Expense, net

Other expense, net decreased to $0.3 million during the year ending December 31, 2023, compared to $1.3 million during the year ending December 31, 2022. The decrease in other expense is due to the Company earning higher interest income from money market investments in 2023 ($1.3 million higher) partially offset by higher interest expense on the Company’s debt in 2023 ($0.3 million higher).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $30,008,000 and $27,299,000 for the years ended December 31, 2023 and 2022, respectively. Net cash used in operating activities was $11,980,000 and $22,686,000 for the years ended December 31, 2023 and 2022, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of December 31, 2023, we had cash and cash equivalents of $35,848,000. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, costs incurred to manufacture our drugs under development, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs significant research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of December 31, 2023, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.5 million.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2023. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $35.8 million and total current assets were $21.5 million at December 31, 2023, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued.

Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of one or more of our product candidates or cease operations. If we raise additional funds through the issuance of additional debt or equity securities it could result in dilution to our existing stockholders, increased fixed payment obligations and these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license our intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Financing strategies we may pursue include, but are not limited to, the public or private sale of equity, debt financing or funds from other capital sources, such as government or grant funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. There can be no assurances additional capital will be available to secure additional financing, or if available, that it will be sufficient to meet our needs on favorable terms. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of one or more of our product candidates. If we raise additional funds through the public or private sale of equity or debt financings, it could result in dilution to our existing stockholders or increased fixed payment obligations and these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license our intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

ATM Sales Agreement

During July 2023, the Company sold 75,697 shares of its common stock at an average price of $10.56 per share under the ATM program. The aggregate net proceeds were approximately $775,000 after offering expenses.

Term Loan

On June 10, 2021, we entered into a Loan and Security Agreement with SVB and an affiliate of SVB, providing for a $15.0 million term loan. The Term Loan provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 4.50% and (ii) 7.75% and also includes a final payment fee equal to 6.5% of the original principal amount borrowed payable on the earlier of the repayment of the loan in full and the maturity date. The Term loan is payable in 2024.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(11,980)	$(22,686)
Net cash provided by financing activities	(4,225)	729
Impact on cash from foreign currency translation	(100)	(700)

Net decrease in cash and cash equivalents	$(16,305)	$(22,657)

Net Cash Used in Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used $12.0 million of cash for the year ended December 31, 2023, primarily resulting from our net loss of $30.0 million, partially offset by a net cash inflow of $10.4 million for changes in our net operating assets and liabilities, and non-cash stock-based compensation charges of $7.4 million. The change in our net operating assets and liabilities was primarily due to a decrease in research and development tax credit receivable of $6.2 million, a decrease in prepaid expenses and other current assets of $2.5 million and an increase in accounts payable and accrued liabilities of $2.7 million, partially offset by a decrease in accrued liability – long term of $0.6 million.

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

Net Cash Provided by Financing Activities

During the year ended December 31, 2023, the Company sold 75,697 shares of its common stock for net proceeds of $0.8 million under the Company’s ATM program with BTIG.

During the year ended December 31, 2023, the Company repaid $5 million of its debt.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

INmune Bio Inc.

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of INmune Bio Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant net losses, negative cash flows from its operating activities and requires additional funds to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 28, 2024

INMUNE BIO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,848	$52,153
Research and development tax credit receivable	1,905	8,099
Other tax receivable	537	362
Prepaid expenses and other current assets	1,510	4,027
Prepaid expenses – related party	142	34
TOTAL CURRENT ASSETS	39,942	64,675

Operating lease – right of use asset	414	507
Other assets	131	99
Acquired in-process research and development intangible assets	16,514	16,514

TOTAL ASSETS	$57,001	$81,795

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,901	$5,206
Accounts payable and accrued liabilities – related parties	35	9
Deferred liabilities	489	616
Current portion of long-term debt, net	9,921	5,000
Operating lease, current liability	119	87
TOTAL CURRENT LIABILITIES	18,465	10,918

Long-term debt, net	-	9,697
Long-term operating lease liability	397	526
Accrued liability – long-term	-	550
TOTAL LIABILITIES	18,862	21,691

COMMITMENTS AND CONTINGENCIES

Redeemable common stock, $0.001 par value; 75,697 and 0 shares issued and outstanding, respectively (Note 9)	799	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,17,950,776 and 17,945,995 shares issued and outstanding, respectively	18	18
Additional paid-in capital	159,143	151,799
Accumulated other comprehensive loss	(799)	(699)
Accumulated deficit	(121,022)	(91,014)
TOTAL STOCKHOLDERS’ EQUITY	37,340	60,104

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$57,001	$81,795

See accompanying notes to these consolidated financial statements.

INMUNE BIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In thousands, except share and per share amounts)

	2023	2022
REVENUE	$155	$374

OPERATING EXPENSES
General and administrative	9,623	9,258
Research and development	20,273	17,067
Total operating expenses	29,896	26,325

LOSS FROM OPERATIONS	(29,741)	(25,951)

OTHER EXPENSE, NET
Other expense, net	(267)	(1,348)
Total other expense, net	(267)	(1,348)

NET LOSS	$(30,008)	$(27,299)

Net loss per common share – basic and diluted	$(1.67)	$(1.52)

Weighted average number of common shares outstanding – basic and diluted	17,980,791	17,927,327

COMPREHENSIVE LOSS
Net loss	$(30,008)	$(27,299)
Other comprehensive loss – foreign currency translation	(100)	(700)
Total comprehensive loss	$(30,108)	$(27,999)

See accompanying notes to these consolidated financial statements.

INMUNE BIO INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance as of January 1, 2022	17,843,303	$18	$143,921	$1	$(63,715)	$80,225
Issuance of common stock for cash, net	82,900	-	699	-	-	699
Exercise of warrants for cash	19,792	-	30	-	-	30
Stock-based compensation	-	-	7,149	-	-	7,149
Loss on foreign currency translation	-	-	-	(700)	-	(700)
Net loss	-	-	-	-	(27,299)	(27,299)
Balance as of December 31, 2022	17,945,995	18	151,799	(699)	(91,014)	60,104
Issuance of common stock for cash	75,697	-	775	-	-	775
Reclassification to redeemable common stock	(75,697)	-	(799)	-	-	(799)
Cashless exercise of warrants	4,781	-	-	-	-	-
Stock-based compensation	-	-	7,368	-	-	7,368
Loss on foreign currency translation	-	-	-	(100)	-	(100)
Net loss	-	-	-	-	(30,008)	(30,008)
Balance as of December 31, 2023	17,950,776	$18	$159,143	$(799)	$(121,022)	$37,340

See accompanying notes to these consolidated financial statements.

INMUNE BIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,008)	$(27,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,368	7,149
Impairment of right of use asset	-	89
Accretion of debt discount	224	239
Changes in operating assets and liabilities:
Research and development tax credit receivable	6,194	(3,186)
Other tax receivable	(175)	229
Prepaid expenses and other current assets	2,517	(1,749)
Prepaid expenses – related party	(108)	(20)
Other assets	(32)	-
Accounts payable and accrued liabilities	2,695	1,473
Accounts payable and accrued liabilities – related parties	26	(71)
Deferred liabilities	(127)	142
Accrued liability – long-term	(550)	351
Operating lease liability	(4)	(33)
Net cash used in operating activities	(11,980)	(22,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	775	699
Repayment of debt	(5,000)	-
Net proceeds from the exercise of warrants	-	30
Net cash (used in) provided by financing activities	(4,225)	729

Impact on cash from foreign currency translation	(100)	(700)

NET DECREASE IN CASH	(16,305)	(22,657)
CASH AT BEGINNING OF YEAR	52,153	74,810
CASH AT END OF YEAR	$35,848	$52,153

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$1,778	$1,372

See accompanying notes to these consolidated financial statements.

INMUNE BIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business Overview

INmune Bio Inc. (the “Company” or “INmune Bio”) was organized in the State of Nevada on September 25, 2015 and is a clinical stage biotechnology pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune Bio has two product platforms. The DN-TNF product platform utilizes dominant-negative technology to selectively neutralize soluble TNF, a key driver of innate immune dysfunction and mechanistic target of many diseases. DN-TNF is currently being developed for Alzheimer’s and treatment resistant depression (“XPro”) and cancer (“INB03”) and an out-licensing strategy. The Natural Killer Cell Priming Platform includes INKmune aimed at priming the patient’s NK cells to eliminate minimal residual disease in patients with cancer. INmune Bio’s product platforms utilize a precision medicine approach for the treatment of a wide variety of hematologic malignancies, solid tumors and chronic inflammation.

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

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had net losses of approximately $30.0 million and $27.3 million and negative cash flows from operating activities of approximately $12.0 million and $22.7 million for the years ended December 31, 2023 and 2022, respectively, and an accumulated deficit of approximately $121.0 million and $91.0 million as of December 31, 2023 and 2022, respectively. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management is currently evaluating different strategies to obtain the required funding of future operations. Financing strategies may include, but are not limited to, the public or private sale of equity, debt financings or funds from other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. There can be no assurances that the Company will be able to secure additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms. Because management’s plans have not yet been finalized and are not within the Company’s control, the implementation of such plans cannot be considered probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

During the fourth quarter and if business factors indicate more frequently, the Company performs an assessment of the qualitative factors affecting the fair value of our in-process research and development. If the qualitative assessment suggests that impairment is more likely than not, a quantitative analysis is performed. The quantitative analysis involves a comparison of the fair value of the in-process research and development with the carrying amount. If the carrying amount of the in-process research and development exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. During the years ended December 31, 2023 and 2022, the Company performed a qualitative assessment of its in-process research and development and determined that there were no indicators of impairment.

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

At December 31, 2023, the Company had 5,496,000 potentially issuable shares of common stock upon the exercise of stock options and 45,386 potentially issuable shares of common stock upon the exercise of warrants.

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

The Company’s 2023 and 2022 revenue was from the sale of MSC’s to one customer and was recognized when the MSC’s were delivered to the customers.

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

Research and Development

Research and development (“R&D”) costs are expensed as incurred. Research and development credits are recorded by the Company as a reduction of research and development costs. Major components of research and development costs include cash compensation, stock-based compensation, clinical trials and related clinical manufacturing, costs of drug development, costs of materials and supplies, facilities cost, overhead costs, costs of pre-clinical trials, regulatory and compliance costs, and fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent disclosure consideration.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At December 31, 2023 and 2022, the Company had a research and development tax credit receivable of $0 and $2,690,000, respectively for R&D expenses incurred in the UK. During the years ended December 31, 2023 and 2022, the Company received $2,710,000 and $0 of R&D tax credit reimbursements, respectively from the UK.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At December 31, 2023 and 2022, the Company had a research and development tax credit receivable of $1,905,000 and $5,409,000, respectively, for R&D expenses incurred in Australia. During the years ended December 31, 2023 and 2022, the Company received $6,557,000 and $0 of R&D tax credit reimbursements, respectively from Australia.

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

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by Immune Ventures. RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer, are the owners of Immune Ventures. No sales have occurred under this license. During December 2023, the Company initiated a Phase I trial with INKmune in patients with metastatic castration-resistant prostate cancer and has recorded a $25,000 payable to Immune Ventures as of December 31, 2023.

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

Annual maintenance fees under the PITT Agreement include: $10,000 due on June 26 of each year 2023-2024; and $25,000 due on June 26 of each year 2025 and annually thereafter until first commercial sale. The Company had no amounts owed pursuant to the PITT Agreement as of December 31, 2023.

Upon first commercial sale of a product making use of the licensed technology under the PITT Agreement, the Licensee is required to pay royalties equal to 2.5% of Net Sales each calendar quarter. As of December 31, 2023, there have been no commercial sales of product making use of the licensed technology under the PITT Agreement.

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

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023:
Cash equivalents
Money market fund	$35,162	$35,162	$-	$-
Total cash equivalents	$35,162	$35,162	$-	$-

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022:
Cash equivalents
Money market fund	$51,058	$51,058	$-	$-
Total cash equivalents	$51,058	$51,058	$-	$-

NOTE 6 – LEASE

In September 2021, the Company signed a lease with a third party for office space in Boca Raton, Florida. The lease agreement has a 64-month term and commenced during the fourth quarter of 2021.

Below is a summary of the Company’s right-of-use assets and liabilities:

(in thousands, except years and rate)	December 31, 2023	December 31, 2022
Right-of-use asset	$414	$507

Operating lease, current liability	119	87

Long-term operating lease liability	397	526
Total lease liability	$516	$613

Weighted-average remaining lease term	3.3 years	4.3 years

Weighted-average discount rate	12.0%	12.0%

NOTE 7 – RELATED PARTY TRANSACTIONS

UCL

During the years ended December 31, 2023 and 2022, the Company paid UCL $573,000 and $586,000, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

CTI

During 2022, the Company paid CTI $153,000 pursuant to its former sublease agreement with CTI and $5,000 for research and development performed on behalf of the Company. The Company had no transactions with CTI in 2023.

AmplifyBio

During the years ended December 31, 2023 and 2022, the Company paid AmplifyBio $77,000 and $230,000, respectively, to perform certain research and development on behalf of the Company. The CEO of AmplifyBio is on the Board of Directors of the Company.

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

The term loan and debt discount are as follows as of December 31, 2023:

(in thousands)
Current portion of debt	$10,000
Less: debt discount	(79)
Current portion of debt, net	$9,921

For the years ended December 31, 2023 and 2022, the Company recognized interest expense of $2,278,000 and $2,014,000, respectively, related to the Term Loan.

The Term Loan provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 4.50% and (ii) 7.75%. At December 31, 2023, the interest rate was 13.0%.

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

During July 2023, the Company sold 75,697 shares of its common stock at an average price of $10.56 per share under the ATM program. The aggregate net proceeds were approximately $775,000 after offering expenses. These shares were inadvertently sold under a registration statement filed with the SEC that had in fact expired prior to the time the shares were sold.  Consequently, the Company may be subject to claims for rescission by purchasers who purchased shares of common stock under the ATM program.  Under Section 12(a)(1) of the Securities Act, a purchaser of security in a transaction made in violation of Section 5 of the Securities Act may obtain recovery of the consideration paid in connection with its purchase, plus statutory interest, or, if it had already sold the shares, recover damages resulting from its purchase. While the Company believes, it is unlikely that a successful claim will be asserted against the Company by any purchasers who purchased shares of common stock under the ATM Agreement in July 2023, the Company cannot guarantee that no such legal claims will be asserted against the Company by any purchasers. In addition, the Company could become subject to enforcement actions and/or penalties and fines by federal authorities, and the Company is unable to predict the likelihood of any such enforcement actions being brought, or the amount of any such potential penalties or fines. As of December 31, 2023, there have been no claims or demands to exercise such rights. As a result of these potential rescission rights, the Company reclassified 75,697 shares, with an aggregate purchase price of $799,000 of its common stock as temporary equity presented outside stockholders’ equity. The reclassification of these shares shall remain for a period of one year from transaction date. These shares have been treated as issued and outstanding for financial reporting purposes.

At December 31, 2023, the Company has $28.7 million of common stock available under the ATM program.

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

During 2023, the Company granted certain employees and directors options to purchase 665,000 shares of its common stock pursuant to the 2017 and 2019 Incentive Stock Plans and 2021 Amended and Restated Incentive Stock Plan. The stock options had a fair value of approximately $4.9 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.84% – 3.99% based on the applicable US Treasury bill rate (2) expected life of 6.0 – 6.25 years, (3) expected volatility of approximately 91% based on the trading history of similar companies, and (4) zero expected dividends.

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

At December 31, 2023, the Company had 1,952,525 shares reserved for issuance pursuant to the 2021 Amended and Restated Incentive Stock Plan.

The following table summarizes stock option activity:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,097,000	$8.67	7.21	-
Options granted	819,000	$8.01	10.0	-
Options exercised	-	$-	-	-
Options cancelled	(74,583)	$11.68	-	-
Outstanding at December 31, 2022	4,841,417	$8.60	6.28	-
Options granted	665,000	$9.69	10.0	-
Options cancelled	(10,417)	$12.44	-	-
Outstanding at December 31, 2023	5,496,000	$8.73	6.18	$21,509
Exercisable at December 31, 2023	4,319,605	$8.16	5.67	$19,354

During the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense of $7,368,000 and $7,149,000, respectively, related to stock options. As of December 31, 2023, there was $8,592,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.05 years.

Warrants

The Company issued warrants to the Company’s lenders upon obtaining its loan in June 2021. The warrants have a 10-year term and an exercise price of $14.05. At December 31, 2023 and 2022, respectively, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

During the year ended December 31, 2023, a third party exercised 28,688 warrants on a cashless basis in exchange for 4,781 shares of common stock.

During the year ended December 31, 2022, a third party exercised 19,792 warrants in exchange for 19,792 shares of common stock for cash proceeds of approximately $30,000.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Research and development	$2,743,000	$2,645,000
General and administrative	4,625,000	4,504,000
Total	$7,368,000	$7,149,000

Shareholder Rights Agreement

On December 30, 2020, the Board of Directors (the “Board”) of the Company approved and adopted a Rights Agreement, dated as of December 30, 2020, by and between the Company and VStock Transfer, LLC, as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of the Company’s common stock held by stockholders as of the close of business on January 11, 2021. When exercisable, each right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at an exercise price of $300.00 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of twenty percent or more of the Company’s common stock without the approval of the Board. The Rights Agreement was amended in 2021, 2022 and 2023 to extend the expiration date and shall expire on December 30, 2024.

Preferred Stock

In 2020, the Company designated 45,000 shares of its preferred stock with par value of $0.001 per share as Series A Junior Participating Preferred Stock. The remaining 9,955,000 shares of preferred stock with par value of $0.001 remain undesignated. None of the preferred shares were issued and outstanding at December 31, 2023 and 2022.

NOTE 10 – INCOME TAXES

The provision for income taxes consists of the following components:

	December 31, 2023	December 31, 2022
Current expense (benefit)	$-	$-
Federal	-	-
State	-	-
Foreign	-	-
Current income tax expense	-	-

Deferred expense (benefit)	-	-
Federal	-	-
State	-	-
Foreign	-	-
Deferred income tax	-	-
Net deferred taxes	$-	$-

A reconciliation of income tax benefit computed using the federal statutory income tax rate to the Company’s tax expense is as follows:

(in thousands, except percentage)	December 31, 2023	December 31, 2022
Federal tax benefit at statutory rate (21%)	$(6,302)	$(5,733)
Stock-based compensation	1,143	1,049
State income tax benefit, net of federal tax effect	(222)	(269)
Foreign tax differential	(241)	(237)
Research credits	266	18
Other	3	3
Return to provision adjustment	335	(1,774)
Change in valuation allowance	5,018	6,943
Income tax benefit	$-	$-

The principal components of deferred tax assets and liabilities consist of the following at December 31, 2023 and 2022, respectively:

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets
Stock-based compensation	$2,208	$1,386
Research and development	2,900	1,114
Federal NOL carryforwards	6,849	5,441
State NOL carryforwards	1,685	1,487
Foreign NOL carryforwards	5,965	4,307
Total deferred tax assets	19,607	13,735
Less valuation allowance	(19,607)	(13,735)
Net deferred tax assets	$-	$-

At December 31, 2023, the Company had a federal net operating loss carryforward of approximately $32.6 million. The net operating loss carryforwards for 2017 will begin to expire in the year ending December 31, 2037. The net operating loss carryforwards starting in 2018 have no expiration.

The Company’s gross deferred tax assets of $19.6 million and $13.7 million at December 31, 2023 and 2022, respectively, primarily consist of net operating loss carryforwards for income tax purposes. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been recorded. The change in the valuation allowance was $5,872,000 during the year ended December 31, 2023.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2023, and 2022, the Company has no significant uncertain tax positions. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

NOTE 11 – COLLABORATIVE AGREEMENTS

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (“NIH”). The grant will support a Phase 2 study of XPro in patients with treatment resistant depression. As of December 31, 2023, the Company has not received any proceeds pursuant to this grant.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease

During September 2021, the Company signed a lease agreement with a third party for office space in Boca Raton, Florida. The operating lease has a 64-month term and commenced during the fourth quarter of 2021.

Future minimum payments pursuant to the leases are as follows:

(in thousands, except years)
2024	$186
2025	193
2026	198
2027	51
Total lease payments	628
Less: imputed interest	(112)
Present value of future lease payments	516
Less: operating lease, current liabilities	(119)
Long-term operating lease liabilities	$397

During the years ended December 31, 2023 and 2022, the Company recognized $163,000 and $209,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

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

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our CEO and our CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal controls over financial reporting were effective based on those criteria, as of December 31, 2023.

Changes in Internal Control over Financial Reporting

None.

Item 9B. Other Information

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2023:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	5,496,000	(1)	$8.73	1,952,525	(2)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	5,496,000		$8.73	1,952,525

(1)	Consists of shares subject to outstanding stock options, under the Amended and Restated INmune Bio Inc. 2021 Stock Incentive Plan (the “2021 Plan”), the 2019 Stock Incentive Plan (the “2019 Plan”) and INmune Bio Inc. 2017 Stock Incentive Plan (the “2017 Plan) some of which are vested and some of which remain subject to the vesting of the respective equity award.

(2)	Consists of shares available for future issuance under the 2021 Plan.

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

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15. Exhibits.

Exhibit No.	Description of Exhibit
1.1	Form of Placement Agent Agreement (Incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-1/A filed with the SEC on November 20, 2018).

1.2	Underwriting Agreement dated July 16, 2020 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on July 16, 2020).

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of INmune Bio Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K Filed with the SEC on December 30, 2020).

4.1	Description of Securities of INmune Bio Inc. (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the SEC on March 3, 2022).

4.2	Form of Registrant’s common stock certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

4.3	Form of Placement Agent Common Stock Warrant (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

4.4	Rights Agreement, dated as of December 30, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2020).

4.5	Amendment No. 1 to the Rights Agreement between INmune Bio Inc. and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

4.6	Amendment No. 2 to the Rights Agreement between INmune Bio Inc. and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2022).

4.7	Amendment No. 3 to the Rights Agreement between INmune Bio Inc. and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023).

10.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.2	License Agreement between INmune Bio Inc. and Immune Ventures LLC (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.3	Assignment and Assumption Agreement with Immune Ventures LLC (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.4	Exclusive License Agreement by the University of Pittsburgh of the Common Wealth system of Higher Education and Immune Ventures LLC (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.5	First Amendment to Exclusive License Agreement by and between the University of Pittsburgh of the Commonwealth system of Higher Education and Immune Ventures, LLC (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.6	Material Transfer and License Agreement between Anthony Nolan Cord Blood Bank and Immune Bio International LTD. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.7	Employment Agreement between INmune Bio Inc. and Raymond Tesi (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.8	Employment Agreement between INmune Bio Inc. and David Moss (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.9	Consulting Agreement between INmune Bio Inc. and Mark Lowdell (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.10	INmune Bio Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.11	Form of Incentive Option Agreement with employees (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.12	Form of Incentive Option Agreement with non-employee directors (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.13	License Agreement between INmune Bio Inc. and Xencor, Inc. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.14	Amendment to the Consultancy Agreement between INmune Bio Inc. and Mark Lowdell (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.15	First Amendment to Stock Issuance Agreement (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.16	Form of Waiver of Registration Rights. (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

10.17	Form of Subscription Agreement to be used in connection with the Best Efforts Offering (Incorporated by reference to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

10.18	Purchase Agreement between INmune Bio Inc. and Lincoln Park Capital Fund, LLC, dated May 15, 2019 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2019).

10.19	Registration Rights Agreement between INmune Bio Inc. and Lincoln Park Capital Fund, LLC, dated May 15, 2019 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 16, 2019).

10.20	Amendment to Securities Purchase Agreement between INmune Bio Inc. and Raymond J. Tesi (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.21	Amendment to Securities Purchase Agreement between INmune Bio Inc. and David J. Moss (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.22	Sublease between INmune Bio Inc. and CTI-Clinical Trial Services, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on May 24, 2019).

10.23	Amendment No. 2 to Securities Purchase Agreement between INmune Bio Inc. and Raymond J. Tesi (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 24, 2019).

10.24	INmune Bio Inc. 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.29 to the Form 10-K filed with the SEC on March 11, 2020).

10.25	At-the-Market Sales Agreement, dated April 16, 2020 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2020).

10.26	Amendment No. 1 to At-the-Market Sales Agreement 2020 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 19, 2020).

10.27	Employment Agreement effective as of January 1, 2021 between INmune Bio Inc. and Raymond J. Tesi (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 4, 2021).

10.28	Employment Agreement effective as of January 1, 2021 between INmune Bio Inc. and David Moss (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 4, 2021).

10.29	Form of Securities Purchase Agreement (incorporated by reference to the Current Report on 8-K filed with the SEC on July 15, 2021).

10.30	Form of Placement Agency Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.31	Lease Agreement dated September 13, 2021 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 15, 2021).

10.32	At-the-Market Sales Agreement, dated March 10, 2021 between the Company and BTIG, LLC (incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.33	Financial Advisory Agreement dated March 29, 2021 between the Company and National Securities Corp. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 29, 2021).

10.34	INmune Bio Inc. 2021 Stock Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 3, 2021).

10.35	Option Cancellation Agreement between the Company and Xencor, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.36	First Amendment to License Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.37	Loan and Security Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.38	Warrant to purchase common stock issued to SVB Innovation Credit Fund VIII, L.P. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.39	Warrant to purchase common stock issued to Silicon Valley Bank (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.40	Form of nonqualified stock option agreement option agreement between the Company and non-employee directors (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 24, 2021).

10.41	Form of incentive stock option agreement between the Company and employees (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 24, 2021).

10.42	Securities Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.43	Placement Agency Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.44	Lease Agreement dated September 13, 2021 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 15, 2021).

10.45	Form of Securities Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.46	Amended and Restated INmune Bio Inc. 2021 Stock Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 1, 2023).

10.47	Amendment No. 1 to At-the-Market Sales Agreement, dated August 16, 2023, between INmune Bio Inc., and BTIG, LLC (incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 16, 2023).

10.48	First Amendment to Exclusive License Agreement between INmune Bio Inc. and Immune Ventures LLC dated April 17, 2023 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 20, 2023).

10.49	Second Amendment to Exclusive License Agreement by and between the University of Pittsburgh of the Commonwealth system of Higher Education and Immune Ventures, LLC dated April 17, 2023 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 20, 2023).

21.1	Subsidiaries.*

23.1	Consent of Marcum LLP, independent registered public accounting firm.*

31.1	Certification of principal executive officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	INmune Bio Policy for recovery of erroneously awarded compensation*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMUNE BIO INC.

/s/ Raymond J. Tesi
Dated: March 28, 2024	Raymond J. Tesi, M.D.
Chief Executive Officer
(Principal Executive Officer)

/s/ David J. Moss
Dated: March 28, 2024	David J. Moss
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. Tesi
Raymond J. Tesi, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2024

/s/ David J. Moss
David J. Moss	Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)	March 28, 2024

/s/ Timothy Schroeder
Timothy Schroeder	Director	March 28, 2024

/s/ J. Kelly Ganjei
J. Kelly Ganjei	Director	March 28, 2024

/s/ Scott Juda
Scott Juda, JD	Director	March 28, 2024

/s/ Edgardo Baracchini
Edgardo Baracchini	Director	March 28, 2024

/s/ Marcia Allen
Marcia Allen	Director	March 28, 2024