Form 10-K/A
period 2023-12-31
Inmune Bio, Inc.
filed 2024-04-16
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 16, 2024, there are 18,203,393 shares of common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	Houston, Texas	688

EXPLANATORY NOTE

INmune Bio Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on March 28, 2024, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications of our principal executive officer and principal financial officer as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of our principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

Unless stated otherwise, references in this Amendment No. 1 to “us,” “we,” “our,” “our Company,” “the Company,” or “INmune Bio” and similar terms refer to INmune Bio Inc.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About Our Directors and Executive Officers

Set forth below are the Company’s Directors and Executive Officers as of December 31, 2023, together with an overview of their professional experience and expertise.

Name	Positions and Offices Held with INmune Bio	Director Since	Age
Raymond J. Tesi, MD	President and CEO, Director	2015	68
David J. Moss	Chief Financial Officer, Treasurer and Secretary	N/A	53
Mark Lowdell, PhD	Chief Scientific Officer	N/A	61
J. Kelly Ganjei	Director	2016	50
Tim Schroeder	Director	2016	66
Scott Juda, J.D.	Director	2018	53
Edgardo Baracchini, PhD	Director	2019	64
Marcia Allen	Director	2019	73

The names and certain biographical information about our current directors, including each director’s business experience, director position held, information regarding involvement in certain legal or administrative proceeding, if applicable, and the director’s experiences, qualifications, attributes, or skills are set forth below.

Raymond J. Tesi, M.D. has been the Company’s President, Chief Executive Officer and a member of the board of directors of the Company since the formation of the Company in September 2015. Dr. Tesi is currently a board member for Bexion Pharmaceuticals. From November 2011 until May 2015, Dr. Tesi was CEO, President and Acting Chief Medical Officer of FPRT Bio Inc., a development stage biotech formed to develop XPro1595 for the treatment of neurodegenerative disease and other inflammatory diseases. From November 2010 to October 2011, Dr. Tesi was Chief Medical Officer of Adienne SRL, an emerging biotech in Bergamo, Italy focused on products to treat patients with hematologic malignancy. From June 2007 to September 2010, Dr. Tesi was founder, CEO and President of Coronado Biosciences. Dr. Tesi received his MD degree from Washington University School of Medicine in 1982. Dr. Tesi was formerly a licensed physician and Fellow of the American College of Surgery. Dr. Tesi’s significant experience with our licensed technology and his experience as a transplant surgeon, entrepreneur, investor and director of start-up biopharmaceutical companies were instrumental in his selection as a member of the board of directors.

David J. Moss, M.B.A. is a co-founder and has been the Chief Financial Officer since the Company’s formation in September 2015. He also serves as secretary and treasurer and from September 15, 2015 until April 2018, Mr. Moss was also a member of the Company’s board of directors. Mr. Moss was audit committee chair for Qilian International Holding Groups LTD. from December 2020 to February 2022 and served as a director and audit committee chair of Xiangtai Food Co from Aug 2019 to Aug 2020 and was a director of Pegasi Energy Resources Corporation from May 2007 to January 2014 and was a founding investor in Reliant Service Group LLC which sold in 2015 to a leading private equity firm. From 1996 until 2001 he served as Managing Partner at a Seattle based venture capital firm, The Phoenix Partners. From November 2010 until October 2011, Mr. Moss was the Chief Executive Officer, sole director and a majority shareholder of Tamandare Explorations Inc. a private specialty pharmaceutical company. In October 2011 Tamandare Explorations engaged in a merger transaction pursuant to with Tonix Pharmaceuticals Holding Corp., which at the time had its common stock listed on the OTC Bulletin Board and is currently listed on Nasdaq Capital Market. In connection with the merger transaction Mr. Moss resigned as Tamandare Explorations Chief Executive Officer and a member of its board of directors. From 2001 until the formation of INmune Bio in 2015, Mr. Moss has invested in healthcare technology companies. Mr. Moss holds an MBA from Rice University and a BA in Economics from the University of California, San Diego.

Mark Lowdell, Ph.D. was a member of the board of directors of the Company from its formation in September 2015 until July 2018 and has been the Company’s Chief Scientific Officer since October 2015. Prof. Lowdell is Professor of Cell and Tissue Therapy at University College London where he has led a translational immunotherapy group and cGMP cell manufacturing facility since 1994. Since February 2009, Prof. Lowdell was the Director of Cellular Therapy at the Royal Free London NHS Foundation Trust; a post from which he retired in 2022 to focus fully on his role in INmune Bio and the extension of our clinical programs. He received his PhD in clinical immunology from London Hospital Medical College, University of London in 1992 and is a qualified immunopathologist. Prof. Lowdell is a past Vice President and board member of the International Society for Cell & Gene Therapy. His education and significant academic and clinical experience with cellular therapies were instrumental in his selection as Chief Scientific Officer and as a member of our board of directors.

Timothy Schroeder, has been one of the Company’s directors since December 2016. Timothy Schroeder, Chairman, CEO and Founder of CTI Clinical Trial & Consulting Services (“CTI”), has over 35 years of clinical, academic, and industry experience in global drug and device development programs. CTI, founded in 1999, is a multi-national research firm with associates in North America, Europe, Latin America, Middle East, Africa and Asia-Pacific. The firm has supported more than 200 drug and device approvals, and currently works on behalf of approximately 300 global pharmaceutical and biotechnology companies. Prior to founding CTI, Mr. Schroeder held numerous faculty positions with the University of Cincinnati College of Medicine. He was also the founding Executive Vice President of Clinical Development at SangStat Medical Corporation, which went public in 1995. Mr. Schroeder is currently a board member for over a dozen corporate and non-profit organizations, including Xavier University, which he attended. He also serves on the boards of Bexion Pharmaceuticals, Cognitive Research, Covington Life Sciences Partners, Gravity Diagnostics and Lepton Pharmaceuticals. Mr. Schroeder was named as an EY Entrepreneur of the Year in 2015 and was recognized as Top Leader by the Enquirer Media in 2016. In 2020, he also received the St Xavier Insignis Award, The Xavier University Distinguished Alumnus Award in 2021 and the Mt Saint Joseph University Trustee Award in 2022. Mr. Schroeder has significant clinical trial and drug development experience which is why he was selected as a member of the board of directors.

J. Kelly Ganjei, has been one of the Company’s directors since September 2016. Mr. Ganjei is the CEO and President of AmplifyBio, LLC, a contract research organization focused on helping advanced therapy clients navigate the concept to commercial journey. Mr. Ganjei is the former Chief Executive Officer and Chairman of the Board of Cognate BioServices, a CDMO focused on the cell and gene therapy fields that was recently acquired by Charles River Laboratories International. Mr. Ganjei has nearly 30 years of experience within the life science, venture capital and IT sectors and has lead companies through various stages of development, ranging from the virtual start-up, to mid-cap restart, through the exponential growth through M&A, and into an exit. Prior to joining Cognate, Mr. Ganjei was the principal at an SBA venture capital firm where he was brought on to support deal flow into and out of the fund, with a specific focus on regenerative medicine, immunotherapy and cell therapy investments within the portfolio. While in this role, he helped the venture capital firm exit the SBA program and was the key driver of several other strategic deals for various portfolio companies. Previously, Mr. Ganjei was the CEO and Co-founder of Remegenix, Inc. Prior to Remegenix, Inc., was a Vice President of Business Development at TissueGene, Inc., a cell-mediated gene therapy company, where he helped close several tranches of TissueGene’s Series A and B funding, helped navigate a complex development pathway and was responsible for developing the global informatics infrastructure for the company and its affiliates. Prior to TissueGene, Inc., Mr. Ganjei served as a Product Marketing Manager for LabVantage where he was the key technical sales and marketing lead for LabVantage’s life science software product offering globally and was responsible for the design of all life science product initiatives. Mr. Ganjei has published numerous scientific, peer-reviewed papers and has been an invited guest speaker and presenter at various business forums. Mr. Ganjei received his B.S. in Microbiology from the University of Maryland College Park in 1995 and began his career at NIH in May of the same year. Mr. Ganjei has significant biotechnology operational experience as well as significant pre-clinical, clinical and commercial drug development and manufacturing knowledge which is why he was selected as a member of the board.

Scott Juda has been one of the Company’s directors since March 2018. He is the Co-Founder of Fossick Capital, a technology focused hedge fund. From 2012 to 2016, Scott was the Chief Executive Officer and Co-Founder of The Juda Group, Inc., a division of CCM, an institutional capital markets focused broker-dealer. Scott was at SMH Capital from 2002 until 2011, serving as a Managing Director in the Investment Banking Group as well Chief Operating Officer of The Juda Group subsidiary. From 2000 to 2002, Mr. Juda was an institutional sales-trader for Sutro & Co. From 1997 to 2000, Scott practiced corporate and securities law at Buchalter Nemer LLP. Mr. Juda received his bachelor’s degree from the University of Southern California and his juris doctor from the University of Pepperdine School of Law. Mr. Juda is a member of the State Bar of California. We believe that Mr. Juda is qualified to serve on our board of directors because of his significant experience in capital markets.

Edgardo (Ed) Baracchini, PhD, MBA, has been one of the Company’s directors since August 2019. Most recently from 2020 to 2021 Dr. Baracchini was the Chief Business Officer at Imago Biosciences, an oncology company that was later acquired by Merck. He was chief business officer of Xencor, Inc., biopharmaceutical company focused on autominnue diseases, asthma and cancer, from 2010 to 2018. From 2002 to 2009, Dr. Baracchini was associated with Metabasis Therapeutics, initially as vice president and later as SVP of business development. He holds over 25 years of experience in structuring and negotiating research and development partnerships, mergers and acquisitions, and licensing agreements. Dr. Baracchini has personally negotiated more than 80 business transactions with multinational and Asian pharmaceutical firms, biotechnology companies, and prominent universities, leading to transactions valued in excess of $5.3 billion, and has significant experience in alliance management, strategic planning, and IR/PR. Additionally, Dr. Baracchini has been a key member of executive teams that have raised over $930 million in private and public financing, and that have successfully completed two IPOs. He received his MBA from the University of California, Irvine, his PhD in molecular and cell biology from the University of Texas at Dallas, and his B.S. in microbiology from the University of Notre Dame. We believe that Dr. Baracchini is qualified to serve on our board of directors because of his significant experience in commercialization, sales, global operations, supply chain, and business strategy in the life sciences industry.

Marcia Allen has been one of the Company’s directors since November 2019. Ms. Allen is the CEO and founder of Allen & Associates, a global Strategic Advisory and Investment firm. Ms. Allen has a broad financial background, with both corporate and institutional experience, which is why she was selected as a member of the board of directors. For the past three decades she has been devoted to corporate finance, focused on wealth management, private equity, venture capital and M&A. She has represented all levels of investors and corporate clients for strategic consulting, acquisitions, restructures and divestitures. Her primary focus is to build value through balanced structures and proper timing of financing, growth and divestiture. In this capacity, Ms. Allen has developed and successfully completed many financial transactions through her companies, Allen & Associates, Elite Capital, a California based Venture Capital Firm, and Allen/Brenner, Inc., a wealth and cash management firm focused on the entertainment and media industry. Ms. Allen was a founder and served as Managing Director of The Movie Group, (AMX) the originating company which is today Lionsgate Entertainment (NYSE). Ms. Allen’s began her career as a member of the founding group of Ruby Tuesday, Inc. Upon her departure, she joined Taco Bell, Inc. (NASDAQ) as the Chief Financial Officer; where she structured and facilitated the acquisition of Taco Bell, Inc. by PepsiCo, Inc (NYSE). From PepsiCo, Ms. Allen moved to W.R. Grace & Co. (NYSE) initially she was based in Newport Beach, CA with the Restaurant / Retail Division as CFO, and later in their New York headquarters as a Corporate Development Officer (M&A). Her expertise in the financial world comes from both the operational sector and investment arena, which gives her a unique insight and advantage in financial structuring and operations. Her Advisory clients are quite diverse from the House of Al Thani, the governments of Zambia, Turkey and other developing countries to US hospitality giants Marriott and McDonalds. She is a problem solver and she is known for her “out of the box” strategic plans. She was educated at the University of Tennessee in finance and accounting. She has been a speaker for Forbes, Strategic Research Institute, Inc. magazine, the National Restaurant Association, Los Angeles Venture Association (LAVA). She is active in numerous civic and political organizations. Since 2003 she has been a Member of the Board of Directors of Ark Restaurants (ARKR).

CORPORATE GOVERNANCE

The Company is committed to maintaining strong corporate governance practices that benefit the long-term interests of our Shareholders by providing for effective oversight and management of the Company. The Company’s governance policies, including its Insider Trading Policy, Code of Ethics, Insider Trading Policy, Financial Conflicts of Interest Policy and Committee Charters can be found on the Company’s website at www.inmunebio.com.

The Nominating and Corporate Governance Committee regularly reviews the Company’s corporate governance policies, Code of Ethics, and Committee Charters to ensure that they take into account developments at the Company, changes in regulations and listing requirements, and the continuing evolution of best practices in the area of corporate governance.

The Board of Directors conducts an annual self-evaluation in order to assess whether the directors, the committees, and the Board of Directors are functioning effectively.

The Board of Directors has granted Mark Lowdell and David Moss rights to observe board meetings as long as they each own at least 750,000 shares of the Company’s common stock.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officers and principal financial officer, principal accounting officer or controller, or persons performing similar functions and also to other employees. The Company’s Code of Ethics can be found on our website at www.inmunebio.com.

Involvement in Certain Legal Proceedings

Except as disclosed in the bios above, the Company’s Directors and Executive Officers have not been involved in any of the following events during the past ten years:

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

Family Relationships

There are no family relationships among and between the issuer’s directors, officers, persons nominated or chosen by the issuer to become directors or officers, or beneficial owners of more than ten percent of any class of the issuer’s equity securities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2023 were complied with by each person who at any time during the 2023 fiscal year was a director or an executive officer or held more than 10% of our common stock.

Hedging and Pledging Policies

As part of our Insider Trading Policy, our officers, directors, employees and consultants are prohibited from engaging in short sales of our securities and our officers, directors and employees are prohibited from engaging in hedging transactions involving our securities. Our Insider Trading Policy further prohibits officers, directors and employees from pledging securities as collateral for a loan unless pre-cleared by the compliance officer for the Insider Trading Policy.

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

The Board of Directors has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and the NASDAQ Stock Market. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board of Directors has affirmatively determined that each member of the Audit Committee is financially literate, and that all members meet the qualifications of an Audit Committee financial expert. The Audit Committee consists of Tim Schroeder, Scott Juda and Marcia Allen. Marcia Allen is the chairman of the Audit Committee. During 2023, the Audit Committee met 4 times.

Compensation Committee

The Compensation Committee is responsible for establishing and administering our executive compensation policies. The role of the Compensation Committee is to (i) formulate, evaluate and approve compensation of the Company’s directors, executive officers and key employees, (ii) oversee all compensation programs involving the use of the Company’s stock, and (iii) produce, if required under the securities laws, a report on executive compensation for inclusion in the Company’s proxy statement for its annual meeting of shareholders. The duties and responsibilities of the Compensation Committee under its charter include:

●	Annually reviewing and setting compensation of executive officers;

●	Periodically reviewing and making recommendations to the Board of Directors with respect to compensation of non-employee directors;

●	Reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and setting the Chief Executive Officer’s compensation levels based on this evaluation;

●	Reviewing competitive practices and trends to determine the adequacy of the executive compensation program;

●	Approving and overseeing incentive compensation and equity-based plans for executive officers that are subject to Board of Directors approval;

●	Making recommendations to the Board as to the Company’s compensation philosophy and overseeing the development and implementation of compensation programs;

●	Periodically reviewing and making recommendations to the Board of Directors with respect to compensation of non-employee directors; and

●	Reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and setting the Chief Executive Officer’s compensation levels based on this evaluation.

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

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. The Compensation Committee consists of Scott Juda, Tim Schroeder, Kelly Ganjei and Edgardo Baracchini. Edgardo Baracchini is the chairman of the Compensation Committee. The Board of Directors has affirmatively determined that each member of the Compensation Committee meets the additional independence criteria applicable to compensation committee members under SEC rules and the NASDAQ Stock Market. During 2023, the Compensation Committee met 1 time.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee will be a current or former executive officer or employee of ours or any of our subsidiaries. None of our executive officers serves as a member of the Board of Directors or compensation committee of any company that has one or more of its executive officers serving as a member of our compensation committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things, is responsible for:

●	reviewing and assessing the development of the executive officers, and considering and making recommendations to the Board of Directors regarding promotion and succession issues;

●	evaluating and reporting to the Board of Directors on the performance and effectiveness of the directors, committees, and the Board of Directors as a whole;

●	working with the Board of Directors to determine the appropriate and desirable mix of characteristics, skills, expertise, and experience, including diversity considerations, for the full Board of Directors and each committee;

●	annually presenting to the Board of Directors a list of individuals recommended to be nominated for election to the Board of Directors;

●	reviewing, evaluating, and recommending changes to the Company’s Corporate Governance Policies and Committee Charters;

●	recommending to the Board of Directors individuals to be elected to fill vacancies and newly created directorships;

●	overseeing the Company’s compliance program, including the Code of Conduct; and

●	overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists of Marcia Allen, Kelly Ganjei and Edgardo Baracchini. Kelly Ganjei is the chairman of the Nominating and Corporate Governance Committee. During 2023, the Nominating and Corporate Governance Committee had no meetings.

In accordance with Nasdaq Listing Rule 5606, the following chart sets forth certain self-identified personal demographic characteristics of our directors as of the dates indicated.

Board Diversity Matrix (As of April 19, 2023 and April 16, 2024)
Total Number of Directors – 6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	5

Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx		1
Native Hawaiian or Pacific Islander
White		5
Two or More Races or Ethnicities
LGBTQ+		1
Did Not Disclose Demographic Background

Board of Director Meetings and Attendance

Our Board of Directors met in person and telephonically 5 times during 2023 and also approved Board resolutions or acted by unanimous written consent 12 times. Each of the then-members of our Board of Directors was present at 75% or more of the meetings of the Board of Directors and committees held in 2023.

Compensation Recovery Policy

In accordance with the requirements of the SEC and Nasdaq listing rules, our board of directors adopted a compensation recovery policy on September 20, 2023, effective as of October 2, 2023. The compensation recovery policy provides that in the event we are required to prepare a restatement of financial statements due to material noncompliance with any financial reporting requirement under securities laws, we will seek to recover any incentive-based compensation that was based upon the attainment of a financial reporting measure and that was received by any current or former executive officer during the three-year period preceding the date that the restatement was required if such compensation exceeds the amount that the executive officers would have received based on the restated financial statements. We have filed this policy as an Exhibit to the Original 10-K.

Item 11. Executive Compensation.

The following table sets forth the compensation for the Company’s fiscal years ended December 31, 2023 and 2022 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and the Company’s other most highly compensated executive officers as of December 31, 2023. In this Amendment No. 1 on Form 10-K/A, we refer to such officers as the Company’s “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option and Stock Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Raymond J. Tesi	2023	500,500	-	1,194,318	-	1,694,818
CEO/President/CMO	2022	455,000	136,500	853,009	-	1,444,509
David J. Moss	2023	394,900	-	1,194,318	-	1,589,218
CFO	2022	359,000	86,160	853,009	-	1,298,169
Mark Lowdell,	2023	-	-	-	150,237	150,327
CSO	2022	-	-	752,590	152,009	904,599

(1)	The amounts shown in the “Option and Stock Awards” column represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during 2023 and 2022. ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.
(2)	The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 9 to Consolidated Financial Statements.

The following table summarizes the total outstanding equity awards as of December 31, 2023, for each Named Executive Officer:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Raymond J. Tesi	1/01/2018	400,000	—	—	$7.80	12/31/2027	—	—
	11/25/2019	270,000	—	—	3.91	11/25/2029	—	—
	1/19/2021	43,267	16,070	—	24.82	1/18/2031	—	—
	6/22/2021	44,164	26,499	—	17.49	6/21/2031	—	—
	3/21/2022	75,833	54,167	—	7.92	3/20/2032	—	—
	2/16/2023	—	160,000		9.74	2/15/2033	—	—
David J. Moss	1/01/2018	400,000	—	—	7.80	12/31/2027	—	—
	11/25/2019	275,000	—	—	3.91	11/25/2029	—	—
	1/19/2021	43,267	16,070	—	24.82	1/18/2031	—	—
	6/22/2021	44,164	26,499	—	17.49	6/21/2031	—	—
	3/21/2022	75,833	54,167	—	7.92	3/20/2032	—	—
	2/16/2023	—	160,000	—	9.74	2/15/2033	—	—
Mark Lowdell	1/01/2018	400,000	—	—	7.80	12/31/2027	—	—
	11/25/2019	180,000	—	—	3.91	11/25/2029	—	—
	3/21/2022	60,667	43,333	—	7.92	3/20/2032	—	—

Employment Agreements

The Company and David Moss have entered into an employment agreement, beginning January 1, 2021, pursuant to which Mr. Moss is serving as our Chief Financial Officer. Mr. Moss is paid a salary of $394,900 per annum. Mr. Moss is eligible for an annual discretionary bonus with a target amount of 40% of his then current base salary as determined by the Board of Directors and/or Compensation Committee in its discretion based upon the achievement of corporate and/or individual objectives that are determined in the sole discretion of the Board of Directors. Pursuant to the employment agreement if Mr. Moss is terminated without cause, or if he terminates his employment for good reason, (as those terms are defined in the employment agreement) the Company will be required to pay him the equivalent of 18 months of his base salary in effect as of the separation date.

The Company and Raymond Tesi, MD, have entered into an employment agreement, dated January 1, 2021, pursuant to which Dr. Tesi is serving as the Company’s Chief Executive Officer and President. Dr. Tesi is paid a salary of $500,500 per annum. Dr. Tesi is eligible for an annual discretionary bonus with a target amount of 55% of his then current base salary as determined by the Board of Directors and/or Compensation Committee in its discretion based upon the achievement of corporate and/or individual objectives that are determined in the sole discretion of the Board of Directors. Pursuant to the employment agreement if Dr. Tesi is terminated without cause, or if he terminates his employment for good reason, (as those terms are defined in the employment agreement) the Company will be required to pay him the equivalent of 18 months of his base salary in effect as of the separation date.

Consulting Agreement

The Company and Mark Lowdell, PhD, have entered into a consulting agreement, dated January 1, 2018, pursuant to which Dr. Lowdell is serving as our Chief Scientific Officer. Dr. Lowdell was paid $150,327 in consulting fees during 2023.

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

DIRECTOR COMPENSATION

The following table sets forth the compensation of our directors for the year ended December 31, 2023, who are not one of our Named Executive Officers:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards($)(a)	All Other Compensation ($)	Total ($)
Tim Schroeder	2023	40,000	-	261,257	-	301,257
J. Kelly Ganjei	2023	40,000	-	261,657	-	301,257
Edgardo Baracchini	2023	40,000	-	261,657	-	301,257
Scott Juda	2023	40,000	-	261,657	-	301,257
Marcia Allen	2023	40,000	-	261,657	-	301,257

(a)	This column shows the grant date fair value of awards computed in accordance with stock-based compensation accounting rules Accounting Standards Codification Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock as of April 11, 2024 for:

●	each of the Company’s current directors and executive officers;

●	all of the Company’s current directors and executive officers as a group; and

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

Except as indicated by the footnotes below, the Company believes, based on information furnished to it, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

The Company’s calculation of the percentage of beneficial ownership is based on 18,203,193 shares of common stock outstanding as of April 11, 2024. The Company has determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or persons, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person or persons (and only such person or persons) by reason of these acquisition rights.

Name and Address(1)	Common Stock Owned	Number of Shares Exercisable Within 60 Days		Percentage of Common Stock
Executive Officers and Directors
Raymond J. Tesi	1,520,698	931,527	(2)	12.8%
David J. Moss	1,250,151	936,527	(3)	11.4%
Mark Lowdell	1,496,383	655,112	(4)	11.4%
Tim Schroeder	82,187	289,276	(5)	2.0%
J. Kelly Ganjei	17,793	289,276	(5)	1.7%
Scott Juda, JD	37,000	289,276	(5)	1.8%
Edgardo Baracchini	—	181,276	(6)	1.0%
Marcia Allen	—	181,276	(6)	1.0%
Officers and Directors as a group (8 individuals)	4,404,212	3,753,546		37.2%

Beneficial owners of more than 5%
Xencor Inc.	1,885,533			10.4%

(1)	Except as otherwise indicated, the address of each beneficial owner is INmune Bio Inc., 225 NE Mizner Blvd, Suite 640, Boca Raton, FL 33432.
(2)	Consists of 931,527 shares that may be acquired pursuant to the exercise of stock options within 60 days after April 11, 2024.
(3)	Consists of 936,527 shares that may be acquired pursuant to the exercise of stock options within 60 days after April 11, 2024.
(4)	Consists of 655,112 shares that may be acquired pursuant to the exercise of stock options within 60 days of after April 11, 2024.
(5)	Consists of 289,276 shares that may be acquired pursuant to the exercise of stock options within 60 days after April 11, 2023.
(6)	Consists of 181,276 shares that may be acquired pursuant to the exercise of stock options within 60 days after April 11, 2024.
(7)	The shares of the Company’s common stock and stock options are held by Xencor, Inc. (111 W. Lemon Avenue, Monrovia, CA 91016).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Transactions

The following is a description of the transactions and series of similar transactions, since January 1, 2022, that the Company was a participant or will be a participant, in which:

●	transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and

●	any of the Company’s directors, executive officers, holders of more than 5% of our capital stock (which are referred to as “5% stockholders”) or any member of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers.

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

Immune Ventures

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

Procedures for Approval of Related Party Transactions

Related party transactions are subject to the advance review and approval of the Audit Committee and/or the full Board of Directors, with advice from outside counsel. In its review, the Audit Committee and/or Board of Directors is provided with full disclosure of the parties involved in the transaction and considers the relationships amongst the parties and members of our Board of Directors and executive officers.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed to us by our principal independent public accountant for services rendered for the years ended December 31, 2023 and 2022, are set forth in the table below:

Fee Category	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Audit fees(1)	$342,058	$323,360
Audit-related fees(2)	—	—
Tax fees(3)	22,402	22,902
All other fees(4)	—	—
Total fees	$364,460	$346,262

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Includes professional services performed for filing of the Company’s registration statement on Form S-1 and for the Company’s equity offerings.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee, among other things, is responsible for:

●	Appointing, approving the compensation of, overseeing the work of, and assessing the independence, qualifications, and performance of the independent auditor;

●	reviewing the internal audit function, including its independence, plans, and budget;

●	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;

●	reviewing our internal controls with the independent auditor, the internal auditor, and management;

●	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;

●	overseeing our financial compliance system; and

●	overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The Board of Directors has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and the NASDAQ Stock Market. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board of Directors has affirmatively determined that each member of the Audit Committee is financially literate, and that all members meet the qualifications of an Audit Committee financial expert. The Audit Committee consists of Tim Schroeder, Scott Juda and Marcia Allen. Scott Juda is the chairman of the Audit Committee.

Based on the review and the discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for filing with the SEC.

The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with Marcum LLP maintaining its independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report.

(1)	Financial Statements. See Index to the Consolidated Financial Statements, which appears on page F-1 of Original 10-K. The consolidated financial statements listed in the accompanying Index to the Consolidated Financial Statements are filed therewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

(b)	The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act
31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INmune Bio Inc.

Date: April 16, 2024	By:	/s/ Raymond J. Tesi, M.D.
Raymond J. Tesi, M.D.
Chief Executive Officer (Principal Executive Officer)