Form 10-Q
period 2024-03-31
Inmune Bio, Inc.
filed 2024-05-09
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 9, 2024, there were 19,782,429 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,002	$35,848
Research and development tax credit receivable	2,133	1,905
Other tax receivable	557	537
Prepaid expenses and other current assets	1,109	1,510
Prepaid expenses – related party	23	142
TOTAL CURRENT ASSETS	29,824	39,942

Operating lease – right of use asset	389	414
Other assets	106	131
Acquired in-process research and development intangible assets	16,514	16,514

TOTAL ASSETS	$46,833	$57,001

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,294	$7,901
Accounts payable and accrued liabilities – related parties	56	35
Deferred liabilities	520	489
Current portion of long-term debt	7,455	9,921
Operating lease, current liabilities	125	119
TOTAL CURRENT LIABILITIES	17,450	18,465

Long-term operating lease liability	360	397
TOTAL LIABILITIES	17,810	18,862

COMMITMENTS AND CONTINGENCIES

Redeemable common stock, $0.001 par value; 75,697 issued and outstanding, respectively (Note 9)	799	799

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 17,950,776 shares issued and outstanding, respectively	18	18
Additional paid-in capital	160,922	159,143
Accumulated other comprehensive loss	(669)	(799)
Accumulated deficit	(132,047)	(121,022)
TOTAL STOCKHOLDERS’ EQUITY	28,224	37,340

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$46,833	$57,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
REVENUE	$14	$38

OPERATING EXPENSES
General and administrative	2,338	2,328
Research and development	8,693	4,133
Total operating expenses	11,031	6,461

LOSS FROM OPERATIONS	(11,017)	(6,423)

OTHER EXPENSE, NET	(8)	(113)

NET LOSS	$(11,025)	$(6,536)

Net loss per common share – basic and diluted	$(0.61)	$(0.36)

Weighted average common shares outstanding – basic and diluted	18,026,473	17,945,995

COMPREHENSIVE LOSS
Net loss	$(11,025)	$(6,536)
Other comprehensive income (loss) – foreign currency translation	130	(9)
Total comprehensive loss	$(10,895)	$(6,545)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	17,950,776	$18	$159,143	$(799)	$(121,022)	$37,340
Stock-based compensation	-	-	1,779	-	-	1,779
Gain on foreign currency translation	-	-	-	130	-	130
Net loss	-	-	-	-	(11,025)	(11,025)
Balance as of March 31, 2024	17,950,776	$18	$160,922	$(669)	$(132,047)	$28,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,025)	$(6,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,779	1,737
Accretion of debt discount	34	67
Changes in operating assets and liabilities:
Research and development tax credit receivable	(228)	6,285
Other tax receivable	(20)	(34)
Prepaid expenses	401	394
Prepaid expenses – related party	119	(1)
Other assets	25	-
Accounts payable and accrued liabilities	1,393	(3,129)
Accounts payable and accrued liabilities – related parties	21	-
Deferred liabilities	31	(25)
Accrued liability – long-term	-	88
Operating lease liabilities	(6)	13
Net cash used in operating activities	(7,476)	(1,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(2,500)	-
Net used in financing activities	(2,500)	-

Impact on cash from foreign currency translation	130	(9)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,846)	(1,150)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,848	52,153
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,002	$51,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$302	$450

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

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the three months ended March 31, 2024, the Company incurred a net loss of $11.0 million and had net cash flows used in operating activities of $7.5 million. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of INmune Bio Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024.

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

The carrying amounts of financial instruments such as cash and cash equivalents, research and development tax credit receivable, other tax receivable, prepaid expenses, and accounts payable and accrued liabilities approximate the related fair values due to the short-term maturities of these instruments.

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

At March 31, 2024 and 2023, the Company had potentially issuable shares as follows:

	March 31,
	2024	2023
Stock options	5,496,000	5,441,000
Warrants	45,386	74,074
Total	5,541,386	5,515,074

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2024, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At March 31, 2024 and December 31, 2023, the Company recorded a research and development tax credit receivable of $2,133,000 and $1,905,000, respectively, for R&D expenses incurred in Australia. During the three months ended March 31, 2024 and 2023, the Company received $0 and $3,763,000, respectively, of R&D tax credit reimbursements from Australia.

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

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by Immune Ventures. RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer, are the owners of Immune Ventures. No sales have occurred under this license. During December 2023, the Company initiated a Phase I trial with INKmune in patients with metastatic castration-resistant prostate cancer and has recorded a $25,000 payable to Immune Ventures as of March 31, 2024 and December 31, 2023.

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

The Company had no amounts owed pursuant to the PITT Agreement as of March 31, 2024.

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

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024:
Cash equivalents
Money market funds	$25,706	$25,706	$-	$-
Total cash equivalents	$25,706	$25,706	$-	$-

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023:
Cash equivalents
Money market fund	$35,162	$35,162	$-	$-
Total cash equivalents	$35,162	$35,162	$-	$-

NOTE 6 – LEASE

The Company leases office space in Florida from a third party. The lease agreement has a 64-month term and commenced during the fourth quarter of 2021.

Below is a summary of the Company’s right-of-use assets and liabilities:

(in thousands, except years and rate)	March 31, 2024	December 31, 2023
Right-of-use asset	$389	$414

Operating lease, current liability	$125	$119
Long-term operating lease liability	$360	$397
Total lease liability	$485	$516

Weighted-average remaining lease term	3.0 years	3.3 years

Weighted-average discount rate	12.0%	12.0%

NOTE 7 – RELATED PARTY TRANSACTIONS

UCL

At March 31, 2024 and December 31, 2023, the Company recorded $23,000 and $112,000, respectively, of prepaid expenses – related party for payments made to UCL in advance of services to be provided. During the three months ended March 31, 2024 and 2023, the Company paid UCL $0 and $104,000, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

AmplifyBio

At March 31, 2024 and December 31, 2023, the Company owed AmplifyBio $31,000 and $10,000, respectively, in connection with medical research performed on behalf of the Company. The CEO of AmplifyBio is on the Board of Directors of the Company. During the three months ended March 31, 2024 and 2023, the Company paid AmplifyBio $142,000 and $6,000, respectively, for services performed on behalf of the Company.

NOTE 8 – DEBT

On June 10, 2021, the Company entered into a Loan and Security Agreement (the “Term Loan”) with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P. The Term Loan provided for a $15.0 million term loan, of which the Company borrowed the entire amount on June 10, 2021, and is secured by the Company’s assets.

The term loan and debt discount are as follows as of March 31, 2024:

(in thousands)
Term Loan	$7,500
Less: debt discount and financing costs, net	(45)
Current portion of debt	$7,455

For the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $357,000 and $612,000, respectively, related to the Term Loan.

The Company is required to make interest and principal payments monthly through the maturity date of January 1, 2025. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date. The Term Loan provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 4.50% and (ii) 7.75%. At March 31, 2024, the interest rate was 13.0%.

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

During July 2023, the Company sold 75,697 shares of its common stock at an average price of $10.56 per share under the ATM program. The aggregate net proceeds were approximately $775,000 after offering expenses. These shares were inadvertently sold under a registration statement filed with the SEC that had in fact expired prior to the time the shares were sold.  Consequently, the Company may be subject to claims for rescission by purchasers who purchased shares of common stock under the ATM program.  Under Section 12(a)(1) of the Securities Act, a purchaser of security in a transaction made in violation of Section 5 of the Securities Act may obtain recovery of the consideration paid in connection with its purchase, plus statutory interest, or, if it had already sold the shares, recover damages resulting from its purchase. While the Company believes, it is unlikely that a successful claim will be asserted against the Company by any purchasers who purchased shares of common stock under the ATM Agreement in July 2023, the Company cannot guarantee that no such legal claims will be asserted against the Company by any purchasers. In addition, the Company could become subject to enforcement actions and/or penalties and fines by federal authorities, and the Company is unable to predict the likelihood of any such enforcement actions being brought, or the amount of any such potential penalties or fines. As of March 31, 2024, there have been no claims or demands to exercise such rights. As a result of these potential rescission rights, the Company reclassified 75,697 shares, with an aggregate purchase price of $799,000 of its common stock as temporary equity presented outside stockholders’ equity. The reclassification of these shares shall remain for a period of one year from transaction date. These shares have been treated as issued and outstanding for financial reporting purposes.

At March 31, 2024, the Company had $28.7 million of common stock available under the ATM program.

Stock options

The following table summarizes stock option activity during the three months ended March 31, 2024:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	5,496,000	$8.73	6.18	$21,509
Options granted	-	$-	-	-
Options exercised	-	$-	-	-
Options cancelled	-	$-	-	-
Outstanding at March 31, 2024	5,496,000	$8.73	6.03	$23,813
Exercisable at March 31, 2024	4,664,038	$8.40	5.64	$21,857

During the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of approximately $1.8 million and $1.7 million, respectively, related to the vesting of stock options. As of March 31, 2024, there was approximately $7.0 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.31 years.

Warrants

The Company issued warrants to the Company’s lenders upon obtaining its loan in June 2021. The warrants have a 10-year term and an exercise price of $14.05. At March 31, 2024, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three months ended March 31, 2024 and 2023 respectively:

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Research and development	$702,000	$649,000
General and administrative	1,077,000	1,088,000
Total	$1,779,000	$1,737,000

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

NOTE 10 – COLLABORATIVE AGREEMENTS

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (“NIH”). The grant will support a Phase 2 study of XPro1595 in patients with treatment resistant depression. As of March 31, 2024, the Company has not received any proceeds pursuant to this grant.

NOTE 11 – COMMITMENTS

Lease

During September 2021, the Company signed a lease agreement with a third party for office space in Boca Raton, Florida. The lease agreement has a 64-month term and commenced during the fourth quarter of 2021.

Future minimum payments pursuant to the leases are as follows:

(in thousands, except years)
2024	$140
2025	192
2026	198
2027	51
Total lease payments	581
Less: imputed interest	(96)
Present value of future lease payments	485
Less: operating lease, current liabilities	(125)
Long-term operating lease liabilities	$360

During the three months ended March 31, 2024 and 2023, the Company recognized $39,000 and $43,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

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

NOTE 12 – SUBSEQUENT EVENTS

During the period from April 4, 2024 through May 6, 2024, the Company sold 198,364 shares of common stock at an average price of $10.56 for gross proceeds of approximately $2,095,000 under the ATM offering.

On April 19, 2024, the Company entered into securities purchase agreements with purchasers in which the Company sold 571,592 shares of common stock and warrants to purchase 571,592 shares of common stock for aggregate gross proceeds of approximately $4,771,000. The exercise price of the warrants is $9.152 and the term is the earlier of two years from the issuance of the warrants and thirty trading days following the release of top line data in the Phase 2 Alzheimer’s program, provided that directors and officers of the Company that are subject to a blackout with respect to trading in the Company’s stock will have an additional 60 days from the termination of the blackout date to exercise the warrant. Directors and officers that participated in the offering paid a combined offering price of $8.445 per share and warrant, and other investors paid $8.32 per share and warrant.

On April 24, 2024, the Company entered into a securities purchase agreement with an investor in which the Company sold 986,000 shares of common stock and warrants to purchase 986,000 shares of common stock for aggregate gross proceeds of approximately $9,702,000. The exercise price of the warrants is $9.84 and the term is the earlier of two years from the issuance of the warrants and thirty trading days following the release of top line data in the Phase 2 Alzheimer’s program.

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

The Phase I/II trial using INKmune to treat patients with metastatic castrate resistant prostate cancer (mCPRC) is an open label trial. Biomarker data from the patients will be visible as patients are treated. The Company will report data from each cohort as it becomes available. In addition to clinical data, the Company will communicate when the Phase I portion of the trial has completely enrolled. This is expected in September 2024. Because of the modified Bayesian design, the Company estimates the trial will be completely enrolled 1H25 with top-line data available 6 months later. Topline data is divided into immunologic and tumor response variables. The most important immunologic response variable is related to memory like NK cell persistence. This is how long are the number of mlNK cells in patients’ blood compared to baseline. There are 3 important variables to tumor response: i) blood PSA changes; ii) change in PMSA scan and iii) change in circulating tumor DNA (ctDNA). Ideally, the levels of all three variables decrease with treatment. We do not expect this 6 month trial to provide survival data.

We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $11.0 million for the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $26.0 million and $35.8 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements for the three months ended March 31, 2024. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations.

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

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	clinical trial and regulatory-related costs;

●	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;

●	manufacturing and testing costs and related supplies and materials; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation.

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023
External Costs
DN-TNF - Alzheimer’s disease	$6,354	$2,464
INKmune - High Risk MDS/AML & Prostate cancer	1,187	414
Preclinical and other programs	113	144
Accrued research and development rebate	(309)	(137)
Total external costs	7,345	2,885
Internal costs	1,348	1,248
Total	$8,693	$4,133

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Revenues	$14	$38	$(24)
Operating expenses:
Research and development	8,693	4,133	4,560
General and administrative	2,338	2,328	10
Total operating expenses	11,031	6,461	4,570
Loss from operations	(11,017)	(6,423)	4,594
Other expense, net	(8)	(113)	105
Net loss	$(11,025)	$(6,536)	$4,489

Revenues

During the three months ended March 31, 2024 and 2023, the Company sold MSC’s to one third-party and recognized $14,000 and $38,000, respectively, of revenues.

General and Administrative

General and administrative expenses were approximately $2.3 million during each of the three months ended March 31, 2024 and 2023, respectively.

Research and Development

Research and development expenses were approximately $8.7 million during the three months ended March 31, 2024, compared to approximately $4.1 million during the three months ended March 31, 2023. The change in research and development expenses during the three months ending March 31, 2024 compared to the three months ending March 31, 2023 is largely due to incurring $4.0 million of additional expenses related to our Alzheimer’s clinical program, $0.7 million of additional expenses on our INKmune clinical program, and $0.1 million of higher employee compensation costs, partially offset by an increase of $0.2 million of accrued rebate.

Other Expense, net

The Company’s other expense, net is lower during the three months ended March 31, 2024, mainly due to the Company incurring lower interest expense on our debt due to having less debt outstanding.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $11.0 million and $6.5 million for the three months ended March 31, 2024 and 2023, respectively. Net cash used in operating activities was $7,476,000 and $1,141,000 for the three months ended March 31, 2024 and 2023, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of March 31, 2024, we had cash and cash equivalents of $26,002,000. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

During the period from April 4, 2024 through May 6, 2024, the Company sold 198,364 shares of common stock at an average price of $10.56 for gross proceeds of approximately $2,095,000 under the ATM offering.

On April 19, 2024, the Company entered into securities purchase agreements with purchasers in which the Company sold 571,592 shares of common stock and warrants to purchase 571,592 shares of common stock for aggregate gross proceeds of approximately $4,771,000. The exercise price of the warrants is $9.152, and the term is the earlier of two years from the issuance of the warrants and thirty trading days following the release of top line data in the Phase 2 Alzheimer’s program, provided that directors and officers of the Company that are subject to a blackout with respect to trading in the Company’s stock will have an additional 60 days from the termination of the blackout date to exercise the warrant. Directors and officers that participated in the offering paid a combined offering price of $8.445 per share and warrant, and other investors paid $8.32 per share and warrant.

On April 24, 2024, the Company entered into a securities purchase agreement with an investor in which the Company sold 986,000 shares of common stock and warrants to purchase 986,000 shares of common stock for gross proceeds of approximately $9,702,000. The exercise price of the warrants is $9.84, and the term is the earlier of two years from the issuance of the warrants and thirty trading days following the release of top line data in the Phase 2 Alzheimer’s program.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, costs incurred to manufacture our drugs under development, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs significant research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of March 31, 2024, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.1 million.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements for the year ended March 31, 2024. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $26.0 million and total current assets were $29.8 million at March 31, 2024, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash and cash equivalents used in:
Operating activities	$(7,476)	$(1,141)
Financing activities	(2,500)	-
Change in cash and cash equivalents	(9,976)	(1,141)
Impact on cash from foreign currency translation	130	(9)
Cash and cash equivalents, beginning of period	35,848	52,153
Cash and cash equivalents, end of period	$26,002	$51,003

Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used approximately $7.5 million of cash during the three months ended March 31, 2024, resulting from our loss of $11.0 million, partially offset by changes in our net operating assets and liabilities of $1.7 million and non-cash stock-based compensation of $1.8 million. The change in our net operating assets and liabilities was mainly due to an increase in accounts payable and accrued liabilities of $1.4 million and a decrease in prepaid expenses of $0.4 million.

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

Financing Activities

During the three months ended March 31, 2024, the Company repaid $2.5 million of its debt.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and there have been no material changes during the three months ended March 31, 2024.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

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

INmune Bio Inc.

Date: May 9, 2024	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)