Form 10-Q
period 2024-09-30
Inmune Bio, Inc.
filed 2024-10-31
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of October 31, 2024, there were 22,172,451 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,552	$35,848
Research and development tax credit receivable	1,109	1,905
Other tax receivable	311	537
Prepaid expenses and other current assets	864	1,510
Prepaid expenses – related party	15	142
TOTAL CURRENT ASSETS	35,851	39,942

Operating lease – right of use asset	335	414
Other assets	82	131
Acquired in-process research and development intangible assets	16,514	16,514

TOTAL ASSETS	$52,782	$57,001

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,590	$7,901
Accounts payable and accrued liabilities – related parties	55	35
Deferred liabilities	549	489
Current portion of long-term debt	2,494	9,921
Operating lease, current liability	135	119
TOTAL CURRENT LIABILITIES	13,823	18,465

Long-term operating lease liability	284	397
TOTAL LIABILITIES	14,107	18,862

COMMITMENTS AND CONTINGENCIES

Redeemable common stock, $0.001 par value; no shares and 75,697 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (Note 9)	-	799

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, and 22,172,451 and 17,950,776 shares issued and outstanding, respectively	22	18
Additional paid-in capital	193,575	159,143
Accumulated other comprehensive loss	(1,036)	(799)
Accumulated deficit	(153,886)	(121,022)
TOTAL STOCKHOLDERS’ EQUITY	38,675	37,340

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$52,782	$57,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE	$-	$43	$14	$127

OPERATING EXPENSES
General and administrative	2,219	2,586	7,369	7,223
Research and development	10,067	5,985	25,813	14,266
Total operating expenses	12,286	8,571	33,182	21,489

LOSS FROM OPERATIONS	(12,286)	(8,528)	(33,168)	(21,362)

OTHER INCOME (EXPENSE), NET	193	(35)	304	(238)

NET LOSS	$(12,093)	$(8,563)	$(32,864)	$(21,600)

Net loss per common share – basic and diluted	$(0.60)	$(0.48)	$(1.71)	$(1.20)

Weighted average common shares outstanding – basic and diluted	20,185,676	18,008,295	19,176,853	17,966,990

COMPREHENSIVE LOSS
Net loss	$(12,093)	$(8,563)	$(32,864)	$(21,600)
Other comprehensive loss – foreign currency translation	(323)	(23)	(237)	(36)
Total comprehensive loss	$(12,416)	$(8,586)	$(33,101)	$(21,636)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	17,950,776	$18	$159,143	$(799)	$(121,022)	$37,340
Stock-based compensation	-	-	1,779	-	-	1,779
Gain on foreign currency translation	-	-	-	130	-	130
Net loss	-	-	-	-	(11,025)	(11,025)
Balance as of March 31, 2024	17,950,776	18	160,922	(669)	(132,047)	28,224
Stock-based compensation	-	-	2,350	-	-	2,350
Common stock issued for cash	198,364	-	2,032	-	-	2,032
Common stock and warrants issued for cash	1,557,592	2	13,463	-	-	13,465
Loss on foreign currency translation	-	-	-	(44)	-	(44)
Net loss	-	-	-	-	(9,746)	(9,746)
Balance as of June 30, 2024	19,706,732	20	178,767	(713)	(141,793)	36,281
Stock-based compensation	-	-	1,719	-	-	1,719
Common stock and warrants issued for cash	2,390,022	2	12,290	-	-	12,292
Reclassification from redeemable common stock	75,697	-	799	-	-	799
Loss on foreign currency translation	-	-	-	(323)	-	(323)
Net loss	-	-	-	-	(12,093)	(12,093)
Balance as of September 30, 2024	22,172,451	$22	$193,575	$(1,036)	$(153,886)	$38,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	17,945,995	$18	$151,799	$(699)	$(91,014)	$60,104
Stock-based compensation	-	-	1,737	-	-	1,737
Loss on foreign currency translation	-	-	-	(9)	-	(9)
Net loss	-	-	-	-	(6,536)	(6,536)
Balance as of March 31, 2023	17,945,995	18	153,536	(708)	(97,550)	55,296
Stock-based compensation	-	-	1,863	-	-	1,863
Loss on foreign currency translation	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(6,501)	(6,501)
Balance as of June 30, 2023	17,945,995	18	155,399	(712)	(104,051)	50,654
Issuance of common stock for cash, net	75,697	-	775	-	-	775
Reclassification to redeemable common stock	(75,697)	-	(799)	-	-	(799)
Stock-based compensation	-	-	1,889	-	-	1,889
Loss on foreign currency translation	-	-	-	(23)	-	(23)
Net loss	-	-	-	-	(8,563)	(8,563)
Balance as of September 30, 2023	17,945,995	$18	157,264	$(735)	$(112,614)	$43,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,864)	$(21,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,848	5,489
Accretion of debt discount	73	179
Changes in operating assets and liabilities:
Research and development tax credit receivable	796	6,012
Other tax receivable	226	186
Prepaid expenses	646	2,492
Prepaid expenses – related party	127	34
Other assets	49	(30)
Accounts payable and accrued liabilities	2,689	(1,531)
Accounts payable and accrued liabilities – related parties	20	70
Deferred liabilities	60	(120)
Accrued liability – long-term	-	254
Operating lease liabilities	(18)	(14)
Net cash used in operating activities	(22,348)	(8,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and warrants	27,789	775
Repayments of debt	(7,500)	(2,500)
Net cash provided by financing activities	20,289	(1,725)

Impact on cash from foreign currency translation	(237)	(36)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,296)	(10,340)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,848	52,153
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,552	$41,813

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$661	$1,394

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the nine months ended September 30, 2024, the Company incurred a net loss of $32.9 million and had net cash flows used in operating activities of $22.3 million. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable and Notes Receivable

Accounts receivable are presented net of allowances for credit losses. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments. At September 30, 2024, the Company has a $545,000 note receivable from a vendor payable quarterly over 2 years including interest payable at prime plus 2% (10.0% at September 30, 2024). The Company has recorded a full valuation allowance of $545,000 for the receivable based on the financial condition of the vendor.

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

At September 30, 2024 and 2023, the Company had potentially issuable shares as follows:

	September 30,
	2024	2023
Stock options	6,296,807	5,501,000
Warrants	3,944,238	74,074
Total	10,241,045	5,575,074

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board “FASB”, issued Accounting Standards Update “ASU”, No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2024, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At September 30, 2024 and December 31, 2023, the Company recorded a research and development tax credit receivable of $1,109,000 and $1,905,000, respectively, for R&D expenses incurred in Australia. During the nine months ended September 30, 2024 and 2023, the Company received $2,475,000 and $3,763,000, respectively, of R&D tax credit reimbursements from Australia.

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

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by Immune Ventures. RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer, are the owners of Immune Ventures. No sales have occurred under this license. During December 2023, the Company initiated a Phase I trial with INKmune in patients with metastatic castration-resistant prostate cancer and has recorded a $25,000 payable to Immune Ventures as of September 30, 2024 and December 31, 2023.

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

Beginning on June 26, 2025, the Company has annual maintenance fees under the PITT Agreement of $25,000 until first commercial sale. Upon first commercial sale of a product making use of the licensed technology under the PITT agreement, the Licensee is required to pay royalties equal to 2.5% of net sales each calendar quarter.

Moreover, under the PITT Agreement the Licensee is required to make milestone payments as follows:

(in thousands)
Each Phase I initiation	$50
Each Phase III initiation	$500
First commercial sale of product making use of licensed technology	$1,250

The Company had no amounts owed pursuant to the PITT Agreement as of September 30, 2024.

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

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024:
Cash equivalents
Treasury bills	$10,146	$10,146	$-	$-
Money market funds	22,218	22,218	-	-
Total cash equivalents	$32,364	$32,364	$-	$-

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023:
Cash equivalents
Money market fund	$35,162	$35,162	$-	$-
Total cash equivalents	$35,162	$35,162	$-	$-

NOTE 6 – LEASE

The Company leases office space in Florida from a third party. The lease agreement has a 64-month term and commenced during 2021.

Below is a summary of the Company’s right-of-use assets and liabilities:

(in thousands, except years and rate)	September 30, 2024	December 31, 2023
Right-of-use asset	$335	$414

Operating lease, current liability	$135	$119
Long-term operating lease liability	$284	$397
Total lease liability	$419	$516

Weighted-average remaining lease term	2.5 years	3.3 years

Weighted-average discount rate	12.0%	12.0%

NOTE 7 – RELATED PARTY TRANSACTIONS

UCL

At September 30, 2024 and December 31, 2023, the Company recorded $15,000 and $112,000, respectively, of prepaid expenses – related party for payments made to UCL in advance of medical research to be provided. During the nine months ended September 30, 2024 and 2023, the Company paid UCL $252,000 and $334,000, respectively. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

AmplifyBio

At September 30, 2024 and December 31, 2023, the Company owed AmplifyBio $30,000 and $10,000, respectively, in connection with medical research performed on behalf of the Company. The CEO of AmplifyBio is on the Board of Directors of the Company. During the nine months ended September 30, 2024 and 2023, the Company paid AmplifyBio $324,000 and $7,000, respectively.

NOTE 8 – DEBT

During June 2021, the Company entered into a Loan and Security Agreement (the “Term Loan”) with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P. The Term Loan provided for a $15.0 million term loan, of which the Company borrowed the entire amount during 2021, and is secured by the Company’s assets.

The term loan and debt discount are as follows as of September 30, 2024:

(in thousands)
Term Loan	$2,500
Less: debt discount and financing costs, net	(6)
Current portion of debt	$2,494

For the three and nine months ended September 30, 2024, the Company recognized interest expense of $145,000 and $752,000, respectively, related to the Term Loan. For the three and nine months ended September 30, 2023, the Company recognized interest expense of $568,000 and $1,811,000, respectively, related to the Term Loan.

The Company is required to make interest and principal payments monthly through the maturity date of January 1, 2025. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date. The Term Loan provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 4.50% and (ii) 7.75%. At September 30, 2024, the interest rate was 12.5%.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Registered Direct Offerings

During September 2024, the Company entered into securities purchase agreements with investors whereby the Company sold 2,341,260 shares of the Company’s common stock and warrants to purchase an additional 2,341,260 shares of the Company’s common stock exercisable six months from the issuance date in a registered direct offering in exchange for gross proceeds of $13.0 million (net proceeds of approximately $12.0 million). Directors and officers that participated in the offering paid a combined offering price of $6.50 per share and warrant, and other investors paid $5.50 per share and warrant. The exercise price of the warrants is $6.40, and are exercisable beginning on March 16, 2025 and will terminate on March 16, 2030 unless accelerated pursuant to the terms of the warrant agreements. The Company determined the warrants were equity classified. The fair value of the warrants was approximately $9.1 million and was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.41% based on the applicable US Treasury bill rate (2) expected life of 5.5 years, (3) expected volatility of approximately 92% based on the trading history of the Company, and (4) zero expected dividends.

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

During April 2024, the Company entered into securities purchase agreements with investors whereby the Company sold 571,592 shares of the Company’s common stock and warrants to purchase an additional 571,592 shares of the Company’s common stock in a registered direct offering in exchange for gross proceeds of approximately $4.8 million (net proceeds of approximately $4.5 million). Directors and officers that participated in the offering paid a combined offering price of $8.445 per share and warrant, and other investors paid $8.32 per share and warrant. The exercise price of the warrants is $9.152, and the term is the earlier of two years from the issuance of the warrants and thirty trading days following the release of top line data in the Phase 2 Alzheimer’s program, provided that directors and officers of the Company that are subject to a blackout with respect to trading in the Company’s stock will have an additional 60 days from the termination of the blackout date to exercise the warrant. The Company determined the warrants were equity classified. The fair value of the warrants was approximately $3.0 million and was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 4.89% based on the applicable US Treasury bill rate (2) expected life of 2.0 years, (3) expected volatility of approximately 78% based on the trading history of similar companies, and (4) zero expected dividends.

Common Stock – At the Market Offering

During March 2021, the Company entered into a sales agreement (“Sales Agreement”) with BTIG, LLC (“BTIG”), as sales agent, to establish an At-The-Market (“ATM”) offering program of up to $45 million of common stock, which the Company amended in August 2023. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. During the nine months ended September 30, 2024, the Company issued and sold 198,364 shares of common stock at an average price of $10.56 per share under the ATM program. The aggregate net proceeds were approximately $2.0 million after BTIG’s commission expenses.

During August 2024, the Company entered into an amended and restated at-the-market sales agreement with RBC Capital Markets LLC and BTIG (together, the “Sales Agents”) relating to the offer and sale of shares of our common stock with an aggregate offering price of up to $75.0 million. This amended and restated at-the-market sales agreement replaced the Sales Agreement entered into with BTIG in March 2021, as amended in August 2023. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares. During the nine months ended September 30, 2024, the Company issued and sold 48,762 shares of common stock at an average price of $6.96 per share under the ATM program. The aggregate net proceeds were approximately $0.3 million after commission expenses. At September 30, 2024, the Company had $74.7 million of common stock available under the amended and restated at-the-market agreement.

During July 2023, the Company sold 75,697 shares of its common stock at an average price of $10.56 per share under the ATM program. The aggregate net proceeds were approximately $775,000 after offering expenses. These shares were inadvertently sold under a registration statement filed with the SEC that had in fact expired prior to the time the shares were sold.   As of December 31, 2023, the Company reclassified 75,697 shares, with an aggregate purchase price of $799,000 of its common stock as temporary equity presented outside stockholders’ equity as a result of potential rescission rights.  There have been no claims or demands to exercise such rights. As of September 30, 2024, the rescission rights for these shares have lapsed and the shares were reclassified to permanent equity.

Stock options

During the nine months ended September 30, 2024, the Company granted certain employees, directors and consultants, options to purchase 832,307 shares of its common stock pursuant to the 2021 Amended and Restated Incentive Stock Plan. The stock options had a fair value of approximately $6.8 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.90% – 4.48% based on the applicable US Treasury bill rate (2) expected life of 5.0 – 10.0 years, (3) expected volatility of approximately 101% - 106% based on the trading history of similar companies, and (4) zero expected dividends.

The following table summarizes stock option activity during the nine months ended September 30, 2024:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	5,496,000	$8.73	6.18	$21,509
Options granted	832,307	$9.79	10.00	-
Options exercised	-	$-	-	-
Options cancelled	(31,500)	$7.35	-	-
Outstanding at September 30, 2024	6,296,807	$8.87	5.90	$2,531
Exercisable at September 30, 2024	5,032,843	$8.62	5.19	$2,531

During the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of approximately $1.7 million and $5.8 million, respectively, related to the vesting of stock options. During the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of approximately $1.9 million and $5.5 million, respectively, related to the vesting of stock options. As of September 30, 2024, there was approximately $9.1 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.33 years.

Warrants

The Company issued warrants to the Company’s lenders upon obtaining its loan in June 2021. The warrants have a 10-year term and an exercise price of $14.05. At September 30, 2024, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

During April 2024, the Company issued 1,557,592 warrants to investors in connection with the sale of common stock. At September 30, 2024, 1,557,592 of these warrants are outstanding and are exercisable for cash at a weighted average price of $9.59 per share. The intrinsic value of these warrants was $0 as of September 30, 2024.

During September 2024, the Company issued 2,341,260 warrants to investors in connection with the sale of common stock. At September 30, 2024, 2,341,260 of these warrants are outstanding and are exercisable for cash at a weighted average price of $6.40 per share. The intrinsic value of these warrants was $0 as of September 30, 2024.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, respectively:

(in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Research and development	$677	$705	$2,375	$2,043
General and administrative	1,042	1,184	3,473	3,446
Total	$1,719	$1,889	$5,848	$5,489

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

NOTE 10 – COLLABORATIVE AGREEMENTS

During September 2020, the Company was awarded a grant of up to $2.9 million from the National Institutes of Health (“NIH”). The grant will support a Phase 2 study of XPro1595 in patients with treatment resistant depression. As of September 30, 2024, the Company has not received any proceeds pursuant to this grant.

NOTE 11 – COMMITMENTS

Lease

During 2021, the Company signed a 64-month term lease agreement with a third party for office space in Boca Raton, Florida.

Future minimum payments pursuant to the leases are as follows:

(in thousands, except years)
2024	$47
2025	192
2026	198
2027	51
Total lease payments	488
Less: imputed interest	(69)
Present value of future lease payments	419
Less: operating lease, current liability	(135)
Long-term operating lease liability	$284

During the three and nine months ended September 30, 2024, the Company recognized $40,000 and $120,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

During the three and nine months ended September 30, 2023, the Company recognized $41,000 and $123,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations

Dispute

The Company has an ongoing dispute with a vendor in which the Company believes that the vendor did not properly provide services for which they have invoiced the Company. As of September 30, 2024, the Company has outstanding invoices with the vendor which aggregate approximately $1.2 million, of which the Company has recorded approximately $0.2 million, which is the Company’s estimate of the obligation incurred, and the remaining $1.0 million has not been recorded by the Company as the Company believes the invoices were sent erroneously. The Company and the vendor are still attempting to resolve the dispute and legal proceedings have not been threatened.

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

Description of Business

Overview

Description of Business

Overview

We are a clinical-stage inflammation and immunology company focused on developing drugs that modify the patient’s innate immune system to treat disease. We believe targeting cells of the innate immune system that cause chronic inflammation and are involved in immune dysfunction such as cancer and neurodegenerative diseases may make a therapeutic impact on many diseases. The Company’s drugs are in clinical trials and have not been approved by a regulatory authority. The Company has two therapeutic platforms – a dominant-negative TNF platform (“DN-TNF”, “XPro™”, “XPro1595™”, “INB03”, or “pegipanermin”) and a Natural Killer (“NK”, or “INKmune™”) platform. The DN-TNF platform neutralizes soluble TNF (“sTNF”) without affecting trans-membrane TNF (“tmTNF”) or TNF receptors. This unique biologic mechanism differentiates the DN-TNF drugs from currently approved non-selective TNF inhibitors that inhibit both sTNF and tmTNF. Protecting the function of tmTNF and TNF receptors while neutralizing the function of sTNF is a potent anti-inflammatory strategy that does not cause immunosuppression or demyelination which can occur with currently approved non-selective TNF inhibitors and may occur with many other potent anti-inflammatory drugs. Currently approved non-selective TNF inhibitors treat autoimmune disease, but are contraindicated in patients with infection, cancer and neurologic diseases because they increase the risk of infection, cancer and demyelinating neurologic diseases; these safety problems are due to off-target effects on inhibiting tmTNF.

The NK platform targets the dysfunctional natural killer cells in patients with cancer. NK cells are part of the normal immune response to cancer with important roles in immunosurveillance to prevent cancer and in preventing relapse by eliminating residual disease. Residual disease is the cancer left behind after therapy is finished. Residual disease can grow to cause relapse. The NK cells of cancer patients lose the ability to bind and kill cancer cells. INKmune converts the patient’s resting NK cells into cancer killing memory like NK cells (mlNK). INKmune improves mlNK killing in the hostile tumor microenvironment in at least three ways: increasing avidity, improving mitochondrial and cellular respiration and allowing the cells to function in the immunosuppressive and hypoxic TME. Avidity is a measure of NK cell binding to cancer cells. The higher the avidity, the greater the bond between the NK cell to cancer cell and thus the greater NK killing of cancer cells. INKmune increases NK avidity and further improves mitochondrial function and upregulates nutrient receptors. These metabolic changes may help the INKmune™ primed NK cell to function in the hostile tumor microenvironment and persist much longer. These mechanisms improve the ability of INKmune™ primed NK cells to overcome the immune evasion of the patient’s cancer cells. We believe INKmune™ may be best used to eliminate residual disease after the patient has completed other cancer therapies.

Both the DN-TNF platform and the INKmune platform can be used to treat multiple diseases. The DN-TNF platform will be used as an immunotherapy for the treatment of cancer (INB03) and neurodegenerative disease. INKmune™ is being developed to treat NK-resistant hematologic malignancies and solid tumors.

We believe our DN-TNF platform can be used as a CNS (“central nervous system”) therapy to target glial activation to prevent progression of Alzheimer’s disease (“AD”); to target neuroinflammation in treatment resistant depression (“TRD”); as a drug to treat many chronic inflammatory diseases; and as a cancer therapy to reduce resistance in immunotherapy. The primary focus of the company’s development efforts for XPro™ is AD which is currently in a Phase 2 trial to determine if reduction of chronic inflammation without immunosuppression makes a difference in cognition. The next indication to be developed with XPro™ will be TRD. There is a significant pre-clinical program on the use on DN-TNF in cancer. The drug is named differently for the oncology and CNS indications; INB03™ or XPro, respectively, but it is the same drug product. This novel compound has the same mechanism of action but has novel IP protection. In each case, we believe neutralizing sTNF without blocking tmTNF or TNF receptors is a cornerstone to the treatment of these diseases. As an immunotherapy for cancer, we are using INB03 to neutralize sTNF produced by HER2+ trastuzumab resistant breast cancers to reverse resistance to targeted therapy. sTNF produced by the tumor causes an up-regulation of MUC4 express causing steric hindrance of trastuzumab binding to the HER receptor on HER2+ breast cancer cells. Without binding, trastuzumab based therapies are not effective. Neutralizing sTNF reverses MUC4 expression converting a trastuzumab resistant breast cancer cell into a trastuzumab sensitive breast cancer cell. In mouse models, INB03 changes the immunobiology of the tumor microenvironment (“TME”) by decreasing the number of immunosuppressive myeloid cells, both myeloid derived suppressor cells and tumor active macrophages (TAM; phagocytic macrophages) in the TME. In the TME of immunocompetent mice, INB03 increases the number of cytotoxic lymphocytes modifies and the TME by downregulating immune exhaustion markers – PDL-1, TIGIT, LAG3, CTLA4, CD47 and SIRPꭤ. The Company has completed an open label dose escalation trial in cancer patients with metastatic solid tumors that have failed multiple lines of therapy. The pre-clinical data in MUC4+ expressing tumors and the clinical trial informs the design of a future Phase II trial by demonstrating that INB03 was safe and well tolerated, defined the dose of INB03 to carry into Phase II trials, and demonstrated a pharmacodynamic endpoint. The company does not plan to commence a Phase II trial in patients with advanced MUC4+ expressing cancer until a partner can be found or extra-mural funding is secured.

Likewise, we believe the DN-TNF platform can be used to treat selected neurodegenerative diseases by modifying the brain microenvironment (“BME”). The Company believes the core pathology of cognitive decline is a combination of neurodegeneration and synaptic dysfunction. Neurodegeneration is nerve cell death that may include demyelination. Synaptic dysfunction means the connections between nerve cells stop working efficiently and may decrease in number. The combination of neurodegeneration and synaptic dysfunction causes cognitive decline and behavioral changes associated with Alzheimer’s disease (“AD”). XPro™ completed a Phase I trial treating patients with Alzheimer’s disease that was partially funded by a Part-the-Clouds Award from the Alzheimer’s Association. We believe XPro targets activated microglia and astrocytes of the brain that produce sTNF causing nerve cell loss, synaptic dysfunction and prevents myelin repair - key elements in the development of dementia. In animal models, elimination of sTNF prevents nerve cell dysfunction, reverses synaptic pruning and promotes myelin repair. The Phase I trial in patients with biomarkers of inflammation with AD has been completed. The open label, dose escalation trial was designed to demonstrate that XPro can safely decrease neuroinflammation in patients with ADi. ADi is the term used to delineate patients with AD with biomarkers of inflammation. The endpoints of the trial were measures of neuroinflammation and neurodegeneration in blood and cerebral spinal fluid by measuring changes in inflammatory cytokine levels in the CNS. XPro, at the 1mg/kg/week dose, decreased inflammatory cytokines in the CSF in the brain demonstrating that XPro can decrease neuroinflammation in patients with AD. We also studied downstream benefits of decreasing neuroinflammation by measuring changes in the CSF proteome and using EEG as a functional measure of brain function. XPro significantly decreases biomarkers of neurodegeneration as measured by changes in the CSF proteome including neurofilament light chain, phospho Tau 217 and VILIP-1; decreases of 84%, 46% and 91% respectively after 3 months of therapy. Three months of XPro therapy improved measures of synaptic function, as measured in the CSF proteome including a 222% increase in Contactin 2 and a 56% decrease neurogranin, changes that contribute to improved synaptic function. After 4 weeks of XPro therapy, EEG Alpha power improved in patients with AD suggesting improved brain activity.

The successful completion of the Phase I trial in AD informed the design of the ongoing blinded randomized, placebo-controlled Phase II trial in patients with early AD with biomarkers of inflammation. Early ADi. Early ADi includes patients have mild AD or MCI with at least one biomarker of inflammation. The early ADi trial is a blinded randomized trial to test if treatment of early AD patients with neuroinflammation with XPro will affect cognitive decline. The Phase II trial in early ADi has six important elements. Two hundred and one patients are being enrolled in a 2:1 ratio (XPro vs placebo). The patients will receive 1mg/kg/week as a subcutaneous injection for six months. An enrichment strategy identical to the successful strategy used in the Phase I trial will be used to ensure patients have neuroinflammation. Patients will need to have one or more enrichment criteria: elevated blood level of at least one of C-reactive protein, hemoglobin A1c, erythrocyte sedimentation or at least one allele of ApoE4. The primary endpoint will be Early/mild Alzheimer’s Cognitive Composite (“EMACC”), a validated cognitive measure that is more sensitive than traditional endpoints used in many studies of patient with early AD. Although EMACC is a primary endpoint, CDR-SB, a well recognized cognitive test is being used as a secondary endpoint as well. The AD program is enrolling patients in Australia, Canada, the United Kingdom, France, Germany, Spain, Poland, Czech Republic and Slovakia. Because of resource constraints, a planned open-label extension has been stopped.

There are at least 4 clinical milestones associated with the Phase II trial in AD. Closing enrollment to screening of patients in the Phase II AD trial was announced at the end of the third quarter of 2024. Approximately seven months after the last patient is enrolled into AD02, top line cognition data with EMACC and CDR will be available. Secondary endpoints which include blood biomarker, neuroimaging and additional neuropsychiatric endpoints will be available after data-base lock 2-3 months after top line data. Finally, several months after all the data are analyzed, the Company plans an end-of-phase II meeting with the FDA to finalize plans for the pivotal Phase III trial. XPro for treatment of AD may be eligible for one or both accelerated approval pathways. The Company plans to apply for an accelerated pathway and plans to submit of Fast Track status. We expect to be eligible for Break Through status after completion of the Phase II trial in 2025.

Effective therapy for TRD is a large unmet need. Twenty percent of patients with Major Depressive Disorder have TRD. Once third of TRD patients have peripheral biomarkers to inflammation (elevated CRP) – the target population of the TRD program. This is a large patient population. The role of TNF and anti-TNF therapeutics was explored in a small open label clinical trial by Prof. Andrew Miller, MD of Emory University demonstrated the patients have elevated TNF levels and treatment with infliximab treated their depression (Miller, 2011). The Company received a $2.9M USD award from the National Institute of Mental Health (“NIMH”) to treat TRD with XPro. The blinded, randomized Phase II trial will use biomarkers of peripheral inflammation to select patients with TRD for enrollment. Patients will be treated for 6 weeks. Primary end-points include both clinical and neuroimaging measures. The final trial design is ongoing and discussions with the FDA are not complete. The Company expects to receive authorization to initiate a clinical trial in TRD during the second half of 2024. The TRD trial is expected to start enrollment after the AD Phase II trial finishes patient enrollment.

Our data show that INKmune improves the ability of the patient’s own NK cells to attack their tumor. INKmune interacts with the patient’s NK cells to convert them from inert resting NK cells into memory-like NK cells that kill the patient’s cancer cells. INKmune is a replication incompetent proprietary cell line that is given to the patient after determining i) the patient has adequate NK cells in their circulation and ii) those NK cells are functional when exposed to INKmune in vitro. INKmune is designed to be given to patients after their immune system has recovered after cytotoxic chemotherapy to target the residual disease that remains after conventional treatment. We have in vitro data suggesting that INKmune can be used to treat numerous hematologic malignancies and solid tumors including leukemia, multiple myeloma, lymphoma, lung, ovary, breast, renal and prostate cancer. The Company had a Phase I trial using INKmune to treat patients with high risk MDS/AML, a form of leukemia. Two patients were treated in the Phase I trial for MDS, three patients have been treated compassionately in AML. During March 2024, the Company decided to terminate further enrollment in the MDS/AML trial due to recruitment difficulties in the European trial sites. However, in the patients who were treated, INKmune therapy was shown to be safe, and induced development of cancer killing memory-like NK cells that were found in the patient’s circulation for up to 4 months. The Company initiated a separate Phase I/2 trial of INKmune in a metastatic castrate resistant prostate cancer in 8 trials sites across the US. The open label trial enrolled the first patient in December 2023, opened the second cohort in June 2024, and expects to open the third cohort to patient enrollment in November 2024.

The Phase I/II trial using INKmune™ to treat patients with metastatic castrate resistant prostate cancer (mCPRC) is an open label trial. Biomarker data from the patients will be visible as patients are treated. The Company will report data from each cohort as it becomes available. In addition to clinical data, the Company will communicate when the Phase I portion of the trial has completed follow-up. The limited immunologic data was reported from the low dose Phase I cohort during the third quarter of 2024 and showed an increase in functional memory like NK cells in the patient’s circulation. Because of the modified Bayesian design, the Company estimates trial enrollment will be completed during the first half of 2025 with top-line data available 6 months later. Topline data are divided into immunologic and tumor response variables. The most important immunologic response variable is related to memory like NK cell persistence. Persistence is how long are the number of mlNK cells in patients’ blood compared to baseline. There are 3 important variables to tumor response: i) blood PSA changes; ii) change in PMSA scan and iii) change in circulating tumor DNA (ctDNA). Ideally, the levels of all three variables decrease with treatment, but, in this patient group with advanced disease, absence of progression will be a notable achievement. We do not expect this 6-month trial to provide survival data.

We continue to look for ways to utilize our unique manufacturing and biologic capabilities to optimize clinical application of cell therapies. We believe that we have developed a way to manufacture human mesenchymal stromal cells for the medical research and biotech community that offers large volumes of high-quality, low passage human umbilical cord mesenchymal stromal cells with minimal batch-to-batch variability. We have established a reliable supply of human umbilical cords based on our agreement with the Anthony Nolan Cord Blood Bank in the United Kingdom and may seek additional supplies from US sources in the future. We have developed a validated manufacturing process that reliably produces clinical grade (“cGMP”) quality mesenchymal stromal cells that we call CORDstrom. The manufacturing process is currently performed at a contract manufacturing site under the direction of Mark Lowdell, the Company’s CSO. To date, we are supporting a multicenter academic clinical trial in the UK with CORDstrom. This is a Phase I/IIb trial sponsored by the Great Ormond Street Children’s Hospital in London treating children with the most severe form of Epidermolysis Bullosa (“EB”), a disfiguring and sometimes fatal skin disease that is similar to a second-degree burn. INmune Bio is supplying the clinical product for treatment of these patients. We have identified contract manufacturers in the UK that have the capability to produce cGMP stem cells. We expect the commercial arrangement with academic laboratories or biopharma companies to be a combination of fee-for-service and licensing that does not require additional investment by us. We will be opportunistic in pursuing therapeutic opportunities for our own portfolio with this platform in the future if resources become available. The regulatory path for therapeutic applications of the mesenchymal stem cell products is well established and similar to the regulatory approval process for other cell therapies. We will only be responsible for regulatory compliance related to manufacturing of the mesenchymal stromal cells when the product is being developed by a third party. When developing a therapeutic product for the Company’s commercial portfolio, the Company will be responsible for all aspects of the regulatory process.

We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $32.9 million for the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $33.6 million and $35.8 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements for the nine months ended September 30, 2024. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations.

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

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	clinical trial and regulatory-related costs;

●	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;

●	manufacturing and testing costs and related supplies and materials; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation.

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
External Costs
DN-TNF - Alzheimer’s disease	$7,629	$3,823	$18,759	$8,498
INKmune - High Risk MDS/AML & Prostate cancer	1,214	840	3,468	1,697
Preclinical and other programs	157	214	518	632
Accrued research and development rebate	(262)	(224)	(1,524)	(493)
Total external costs	8,738	4,653	21,221	10,334
Internal costs	1,329	1,332	4,592	3,932
Total	$10,067	$5,985	$25,813	$14,266

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

Other income (expense)

Other income (expense) consists primarily of interest expense incurred on debt and interest income on investments in money market accounts.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Revenues	$-	$43	$(43)
Operating expenses:
Research and development	10,067	5,985	4,082
General and administrative	2,219	2,586	(367)
Total operating expenses	12,286	8,571	3,715
Loss from operations	(12,286)	(8,528)	(3,758)
Other income (expense), net	193	(35)	(228)
Net loss	$(12,093)	$(8,563)	$(3,530)

Revenues

The Company had no sales during the three months ended September 30, 2024. During the three months ended September 30, 2023, the Company sold Mesenchymal stem cells to one third-party and recognized $43,000 of revenues.

Research and Development

Research and development expenses were approximately $10.1 million during the three months ended September 30, 2024, compared to approximately $6.0 million during the three months ended September 30, 2023. The change in research and development expenses during the three months ending September 30, 2024 compared to the three months ending September 30, 2023 is largely due to incurring $3.8 million more expenses with our Alzheimer’s clinical program due to the advancement of enrollment in the clinical trial.

General and Administrative

General and administrative expenses were approximately $2.2 and $2.6 million during the three months ended September 30, 2024 and 2023, respectively. The decrease in general and administrative expenses was mainly due to the Company incurring $0.3 million lower consulting expenses in 2024.

Other Income (Expense), net

The Company’s other income, net is higher during the three months ended September 30, 2024, due to the Company earning interest income on its money market accounts and incurring less interest expense compared to 2023 due to a reduction in the amount of debt owed.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Revenues	$14	$127	$(113)
Operating expenses:
Research and development	25,813	14,266	11,547
General and administrative	7,369	7,223	146
Total operating expenses	33,182	21,489	11,693
Loss from operations	(33,168)	(21,362)	(11,806)
Other income (expense), net	304	(238)	542
Net loss	$(32,864)	$(21,600)	$(11,264)

Revenues

During the nine months ended September 30, 2024, and 2023, the Company sold Mesenchymal stem cells to one third-party and recognized $14,000 and $127,000, respectively, of revenues.

Research and Development

Research and development expenses were approximately $25.8 million and $14.3 million during the nine months ended September 30, 2024 and 2023, respectively. The change in research and development expenses during the nine months ending September 30, 2024 compared to the nine months ending September 30, 2023 is mainly due to the advancement of our clinical trials which include incurring $10.3 million of higher expenses with our Alzheimer’s clinical program as a result of higher enrollment, $1.8 million of higher expenses with our INKmune clinical programs as a result of progress in our metastatic castration-resistant prostate cancer clinical trial and 0.7 million higher salaries and stock-based compensation, partially offset by a $1.0 million increase in our accrued research and development rebate accrual.

General and Administrative

General and administrative expenses were approximately $7.4 million and $7.2 million during the nine months ended September 30, 2024 and 2023, respectively. The $0.2 million increase in general and administrative expenses was mainly due to higher compensation expense in 2024.

Other Income (Expense), net

The Company’s other income, net is higher during the nine months ended September 30, 2024, due to the Company earning interest income on its money market accounts and incurring less interest expense compared to 2024 due to a reduction in the amount of debt owed.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $32.9 million and $21.6 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash used in operating activities was $22,348,000 and $8,579,000 for the nine months ended September 30, 2024 and 2023, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock and warrants. As of September 30, 2024, we had cash and cash equivalents of $33,552,000. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

During the nine months ending September 30, 2024, the Company sold 247,126 shares of common stock at an average price of $9.85 for gross proceeds of approximately $2.4 million under the at the market offerings.

During September 2024, the Company entered into securities purchase agreements with investors whereby the Company sold 2,341,260 shares of the Company’s common stock and warrants to purchase an additional 2,341,260 shares of the Company’s common stock exercisable six months from the issuance date in a registered direct offering in exchange for gross proceeds of $13.0 million (net proceeds of approximately $12.0 million). Directors and officers that participated in the offering paid a combined offering price of $6.50 per share and warrant, and other investors paid $5.50 per share and warrant. The exercise price of the warrants is $6.40, and are exercisable beginning on March 16, 2025 and will terminate on March 16, 2030 unless accelerated pursuant to the terms of the warrant agreements.

On April 24, 2024, the Company entered into a securities purchase agreement with an investor in which the Company sold 986,000 shares of common stock and warrants to purchase 986,000 shares of common stock for gross proceeds of approximately $9.7 million (net proceeds of approximately $8.9 million). The exercise price of the warrants is $9.84, and the term is the earlier of two years from the issuance of the warrants and thirty trading days following the release of top line data in the Phase 2 Alzheimer’s program.

On April 19, 2024, the Company entered into securities purchase agreements with purchasers in which the Company sold 571,592 shares of common stock and warrants to purchase 571,592 shares of common stock for aggregate gross proceeds of approximately $4.8 million (net proceeds of approximately $4.5 million). The exercise price of the warrants is $9.152, and the term is the earlier of two years from the issuance of the warrants and thirty trading days following the release of top line data in the Phase 2 Alzheimer’s program, provided that directors and officers of the Company that are subject to a blackout with respect to trading in the Company’s stock will have an additional 60 days from the termination of the blackout date to exercise the warrant. Directors and officers that participated in the offering paid a combined offering price of $8.445 per share and warrant, and other investors paid $8.32 per share and warrant.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, costs incurred to manufacture our drugs under development, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs significant research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of September 30, 2024, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.9 million.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements for the year ended September 30, 2024. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $33.6 million and total current assets were $35.9 million at September 30, 2024, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash and cash equivalents (used in) provided by:
Operating activities	$(22,348)	$(8,579)
Financing activities	20,289	(1,725)
Change in cash and cash equivalents	(2,059)	(10,304)
Impact on cash from foreign currency translation	(237)	(36)
Cash and cash equivalents, beginning of period	35,848	52,153
Cash and cash equivalents, end of period	$33,552	$41,813

Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used approximately $22.3 million of cash during the nine months ended September 30, 2024, resulting from our loss of $32.9 million, partially offset by changes in our net operating assets and liabilities of $4.6 million and non-cash stock-based compensation of $5.8 million. The change in our net operating assets and liabilities was mainly due to an increase in accounts payable and accrued liabilities of $2.7 million, a decrease in research and development tax receivable of $0.8 million, a decrease in prepaid expenses of $0.6 million and a decrease in other tax receivable of $0.2 million.

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

Financing Activities

During the nine months ended September 30, 2024, the Company sold 247,126 shares of its common stock under its ATM programs for net proceeds of approximately $2.4 million.

During the nine months ended September 30, 2024, the Company sold 3,898,852 shares of its common stock and 3,898,852 warrants to purchase its common stock in registered direct offerings for net proceeds of approximately $25.4 million.

During the nine months ended September 30, 2023, the Company sold 75,697 shares of its common stock for net proceeds of $775,000 under the Company’s ATM program with BTIG.

During the nine months ended September 30, 2024 and 2023, the Company repaid $7.5 and $2.5 million, respectively, of its debt.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and there have been no material changes during the nine months ended September 30, 2024.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

No.	Description

1.1	At-the-Market Sales Agreement, dated August 9, 2024, by and among INmune Bio Inc., RBC Capital Markets, LLC and BTIG, LLC (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2024)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2024)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2024)

10.2	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2024)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INmune Bio Inc.

Date: October 31, 2024	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2024	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)