Form 10-K
period 2024-12-31
Inmune Bio, Inc.
filed 2025-03-27
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $135 million as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024), based upon the closing sale price for the registrant’s common stock on that day as reported by The Nasdaq Capital Market. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

As of March 27, 2025, there are 22,930,311 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2024.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

i

PART I

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “INmune Bio” the “Company,” “we,” “us,” and “our” refer to INmune Bio Inc., a Nevada corporation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” Forward-looking statements reflect our current view about future events. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements include, but are not limited to, statements contained in this Annual Report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward–looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, our ability to raise capital to fund continuing operations; our ability to protect our intellectual property rights; the impact of any infringement actions or other litigation brought against us; competition from other providers and products; our ability to develop and commercialize products and services; changes in government regulation; our ability to complete capital raising transactions; and other factors (including the risks contained in the section of this Annual Report entitled “Risk Factors”) relating to our industry, our operations and results of operations. Actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

ii

PART I

Item 1. Business

Our Strategy

Our objective is to develop and commercialize our product candidates to treat diseases where the innate immune system is dysfunctional causing or contributing to the patient’s disease. Innate immune dysfunction can occur for a variety of reasons including genetics, lifestyle, and other factors. However, age plays a significant role in the development of immune dysfunction. Innate immune dysfunction can be seen in cancer where Natural Killer (“NK”) cells are impaired and facilitate a tumor’s evasion of the immune system and subsequent disease progression. Chronic inflammation is implicated in neurologic and metabolic diseases where it impairs the innate immune system. Our initial focus continue to be treatment of cancer with INKmune and Alzheimer’s Disease (“AD”) and Treatment Resistant Depression (“TRD”) with XPro1595. We have added CORDStrom, a pooled, human umbilical cord mesenchymal stem cell (“HucMSC”) product to treat recessive dystrophic epidermolysis bullosa (“RDEB”), a pediatric orphan disease caused by mutations in the COL7A1 gene that results in a debilitating disease of skin blistering, dysphagia and failure to thrive with chronic wound problems that often results in fatal squamous cell carcinoma.

XPro1595 (“XPro”), targets Alzheimer’s Disease and TRD. XPro for AD has completed Phase I trials and a Phase II trial has completed enrollment of patients at clinical sites in the United Kingdom, EU, Australia and Canada. Patients are currently being treated with XPro for Early AD as part of that clinical trial. TRD is being prepared for Phase II trials. We expect to start a pivotal global registration trial in patients with AD after the results of the Phase II trial have been analyzed. The INKmune program is in an open label Phase II trial in metastatic castrate resistant prostate cancer (“mCRPC”). CORDStrom for the treatment of children with RDEB has completed a pivotal blinded randomized cross-over trial. The data will be submitted for a marketing authorization (“BLA”) in the US in the next 12-18 months.

The overall principal components of our business strategy to achieve these objectives are to:

●	Pursue a registration strategy for CORDStrom in RDEB that maximizes the value of the therapy and expand the CORDStrom platform;

●	Pursue development strategies and regulatory approval pathways that allow the treatment of neurodegenerative diseases in patients with our lead product candidate, XPro;

●	Pursue development strategies and regulatory approval pathways that allow the treatment cancer with our lead oncology platform, INKmune;

●	Adopt a product development strategy that solidifies our existing intellectual property (“IP”) to prevent competition and expand our IP suite into related immunotherapeutic areas;

●	Provide clear value propositions to third-party payers, such as managed care companies or government programs like Medicare, to merit reimbursement for our product candidates; and

●	Collaborate with other pharmaceutical companies with respect to, among other things, our XPro, CORDStrom and INKmune product platforms.

Pursue development and regulatory approval pathways. We believe INKmune and XPro may be approvable under pathways that are potentially shorter than those typically available for drug products based on novel active ingredients, including as an orphan drug under the Orphan Drug Act and approval under the Food and Drug Administration (the “FDA”) Accelerated Approval Program (see the section entitled “Government Regulation”). We have not yet had a discussion with the United Kingdom Medicines and Healthcare Products Regulatory Agency (“MHRA”) and/or FDA regarding such designation, but plan to do so in the future. We believe the INKmune program to treat castration resistant prostate cancer may qualify for orphan status. We believe that it would take a minimum of six months to receive Orphan Drug status once we apply for application and a minimum of 12 months to receive a designation once we submit an application. We might never have these discussions, submit applications under the Orphan Drug Act or the FDA Accelerated Approval Program or have these applications approved if we do. We have received Orphan Drug Designation (“ODD”) and Rare Pediatric Disease Designation (“RPDD”) for CORDStrom to treat patients with epidermolysis bullosa (“EB”). We plan to file for Biologics License Application (“BLA”), an approval document for full approval of CORDStrom with the FDA in late 2025 or early 2026. We also plan to file for Marketing Authorization Application in the EU and United Kingdom in 2026 with CORDStrom for RDEB. Likewise, we plan to apply for an accelerated approval pathway for the use of XPro to treat patients with AD in 2025.

Adopt a two-pronged patent strategy. We are pursuing a two-pronged product development strategy that will seek to solidify our existing IP to prevent competition and expand our IP suite into related therapeutic areas. We are confident that our core in-licensed IP (see the section entitled “Intellectual Property”) and IP generated by the Company will allow us both freedom-to-operate and provide robust protection from outside competition across all of our drug platforms. We will continue to invest in expanding our patent suite. We will also seek to further strengthen our IP position by looking to in-license IP related to our focus on the innate immune system. All of our products are biologic products eligible for Biologic Exclusivity after first approval. In the US, Biologic Exclusivity currently allows for 12 years of marketing exclusivity.

Provide clear value propositions to third-party payors to merit reimbursement for our product candidates. We are designing our clinical development programs to demonstrate compelling, competitive advantages to patients and prescribers, and to demonstrate value propositions to third-party payors. We believe the use of INKmune patients with a high risk of tumor progression and death from tumor should safely prolong survival, improve the patient’s quality of life and decrease the total cost of care for patients with these lethal malignancies. For example, cancer patients relapse frequently. Each relapse requires a complex treatment regimen that has decreasing benefits. Treatment with INKmune as an out-patient may provide a more durable remission and limit the need for treatment-associated hospitalizations. At the patient level, we believe INKmune, if approved, should improve survival and quality of life. At the payor level, we believe INKmune, if approved, should provide more predictable costs and outcomes. Additional therapies are need for treatment of Alzheimer’s disease are needed for medical, societal and economic reasons. The cost of Alzheimer’s disease to the government is large and growing. Recently approved therapies that target amyloid have a modest impact on disease progression and are difficult to use due to side-effects in some patients. The cost of AD to families and care givers is real and burdensome. We believe treatment of dementia patients with XPro, including Alzheimer’s disease, may provide a strategy to alter the costly dynamic of this disease in society today. RDEB is a lethal and debilitating disease in children that requires life-long care-giver and medical support. Available therapies for the diseases focus on wound closure. Itch, a clinical symptom that occurs in all children with RDEB, is considered by patients to be the most important symptom with no therapy. CORDStrom decreases itch considerably and safely, improves quality of life and may improve wound healing.

Collaborate to maximize the value of our technology. We believe there are two reasons for us to enter collaborations with other companies. The first is the further development of INKmune, XPro and CORDStrom by either providing additional innovations to the product, including combination therapy strategies, and/or providing resources to improve the speed and breadth of the development process. The second is to optimize the commercialization of our products either globally or regionally. The ideal partner will benefit us in both ways.

We have leveraged our unique capabilities to optimize clinical application of cell medicines by developing CORDStrom for the treatment of RDEB. We believe that we have developed a way to manufacture human mesenchymal stromal cells for the medical research and biotech community that offers large volumes of high-quality, human umbilical cord mesenchymal stromal cells with minimal batch-to-batch variability. We have established a reliable supply of human umbilical cords based on our agreement with the Anthony Nolan Cord Blood Bank in the United Kingdom and plan to seek additional supplies from US sources in the future. We have developed a validated manufacturing process that reliably produces clinical grade (“cGMP”) quality mesenchymal stromal cells that we call CORDStrom. The manufacturing process is currently performed by INmune Bio staff at a contract manufacturing site under the direction of Mark Lowdell, the Company’s CSO. We supplied CORDStrom for a multicenter academic clinical trial in in children with RDEB. This pivotal trial was sponsored by the Great Ormond Street Children’s Hospital (“GOSH”) in London treating children with intermediate and severe- RDEB. The results of the pivotal trial show that CORDStrom therapy decreases itch and pain and improves clinical scores in patients with RDEB. We have entered an exclusive global license with GOSH for the clinical data. The Company plans to combine the clinical data and manufacturing process into a regulatory dossier that seeks marketing authorization in the US via a BLA and in the United Kingdom and EU by MAA in 2026 or earlier if possible. The program has received an ODD and RPD and may be eligible for a Priority Review Voucher if product approval occurs by September 26, 2026. The Company plans to seek scientific advice from the FDA, MHRA and EMA on the program during 2025 in preparation for regulatory submissions. The regulatory path for therapeutic applications of the mesenchymal stem/stromal cell products is well established and similar to the regulatory approval process for other cellular medicines. We will only be responsible for regulatory compliance related to manufacturing of the mesenchymal stromal cells when the product is being developed by a third party. When developing a therapeutic product for the Company’s commercial portfolio, the Company will be responsible for all aspects of the regulatory process.

CORDStrom is a patent-pending cell medicine comprising aseptic, allogeneic, pooled HucMSCs in suspension for injection or infusion. The CORDStrom platform leverages, among other things, proprietary screening, pooling and expansion techniques to create off-the-shelf, allogeneic, pooled HucMSCs as medicines to treat complex inflammatory diseases. CORDStrom products are designed to provide high-quality, off-the-shelf, batch-to-batch consistent, scalable, cGMP manufactured, potent cellular medicines that can be produced at low cost and with repeatable specification independent of donor characteristics. Initially developed at the INKmune manufacturing facilities utilizing United Kingdom academic grant funding, CORDStrom is a mesenchymal stromal cell (“MSC”) product platform that shows promise as a first systemic therapy for potentially treating RDEB and many other debilitating conditions. While the first generation CORDStrom product is agnostic to disease indication, the platform enables creation of indication-specific products, which can be tuned for optimization of anti-inflammatory, immunomodulatory, homing, and other characteristics.

The CORDStrom product platform shares many similarities, including reagents, and procedures, with the Company’s INKmune oncology product, enabling the Company to leverage economies of scale, experienced staff, and other resources to strategically manufacture both products in a rotational campaign with resource and environmental efficiencies.

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

NK cells bind to stress ligands expressed by the diseased cells and directly eliminate them. This binding induces NK cells to release cytokines, including interferons and GM-CSF, which are integral in recruiting additional innate and adaptive immune responses by the host. NK cells also represent a critical effector cell for ADCC, whereby target cells bound with human antibodies, whether made by the patient’s body or administered, are selectively destroyed by the NK cells.

Our Innate Immune Dominant-Negative TNF (“DN-TNF”) product candidate

XPro1595, XPro or Pegipanermin was originally licensed from Xencor.

XPro neutralizes sTNF in the brain without affecting tmTNF or TNF receptors. Soluble TNF is a cause of the destructive neuroinflammation in the brain are microglial and astroglial cells (“glial cells”). Glial cell are two of four cells in the neural unit that also includes oligodendrocytes and nerve cells. Activated microglial cells are considered the resident macrophages of the brain. The primary role of microglial cells is to protect the neural unit from infection. When innate immune dysfunction causes chronic inflammation, activated microglial cells produce soluble TNF that activates astrocytes. Activated glial cells cause nerve cell and oligodrocyte dysfunction that results in synaptic pruning, nerve cell death and demyelination of neurons. These pathologies contribute, in part, to neurodegenerative diseases such as AD, Parkinson’s disease, ALS, MS, Huntington’s disease, glaucoma and TBI (traumatic brain injury) may contribute to neuropsychiatric diseases such as depression, bi-polar disease, sleep disorders, autism, schizophrenia and PTSD. In the setting of AD, microglial activation causes synaptic dysfunction and nerve cell death that contributes to cognitive decline and the behavioral manifestations of AD including depression, aggressiveness, sleep disorders, hallucinations and anhedonia. Elimination of microglial activation should reverse these symptoms. Because soluble TNF is the apex cytokine in the inflammatory cytokine cascade, neutralization of soluble TNF with XPro should prevent glial activation and normalizes function of the neural unit.

The Company has completed a Phase I trial using XPro to reverse neuroinflammation in patients with Alzheimer’s disease. The trial was performed in Australia and was partially funded by a $1M USD Part-the-Cloud Award from the Alzheimer’s Association. The clinical trial was the first in the Company’s development program for the treatment of dementia. The open label, dose escalation trial in patients with Alzheimer’s disease with biomarkers of peripheral inflammation (one of CRP>1.5mg/L, HgbA1c>6.0, ESR>10sec or have ApoE4) treats the patients with XPro as a once-a-week subcutaneous injection for 3 months. AD patients with one biomarker of inflammation are classified as having AD with neuroinflammation (“Adi”). The company estimates this group of patients includes at least 40% of patients with AD. Patients have multiple biomarkers of neuroinflammation tested before and during therapy including soluble biomarkers in blood and cerebral spinal fluid, behavioral biomarkers (neuropsychiatric symptoms of AD), EEG and neuroimaging biomarkers using MRI. The primary goal of this short, open label study was to demonstrate that treatment with XPro decreases neuroinflammation safely and to define the dose of XPro to use in the Phase II trial.

The Company has enrolled a global blinded randomized Phase II trial in ADi patients with Early AD in Australia, Canada, the United Kingdom, Spain, France, Germany, Poland, the Czech Republic, and Slovakia. Early AD is patients that have Mild Cognitive Impairment or mild AD. There is an Expanded Access Scheme in patients who completed the Phase I trial in Australia that can request XPro of which two patients from the Phase I remain on the drug as of this writing. The goal of the Phase II trial will be to demonstrate the prolonged control of neuroinflammation in patients with dementia will help control cognitive decline.

The Phase I trial enrolled 18 patients at three dose cohorts of 0.3, 0.6 and 1.0mg/kg given once a week as subcutaneous injection for three months. Patients in the 1.0mg/kg group were offered extended use of the drug for up to 12 months. Three patients remained on XPro for 12 months. Preliminary data was presented in a webinar on 13 July 2020. Additional data was presented on January 21, 2021CSF cytokine/chemokines were measured in 9 patients before and after 12 weeks of weekly therapy with XPro using a panel from OLINK Target 48 Cytokine (Figure below).

In the 6 patients in the 1mg/kg per week dose, only one cytokine and chemokine, interferon gamma (“INFg”) did not change in the CSF of patients, the remainder all decreased on average of 15%. The data analyzed provides evidence that XPro decreases neuroinflammation in patients with Alzheimer’s disease.

We believe these data support the use of XPro to treat other diseases where neuroinflammation is a part of the pathophysiology of the disease. The company studied the consequences of decreasing neuroinflammation in the 6 patients from target dose group (XPro 1mg/kg for 12 weeks) be looking at the CSF proteome using technology for Proteome Sciences using their TMT Calibrator™ platform. A large data set of proteins were identified. Early analysis of the data focusing on 26 AD related proteins demonstrated changes in inflammation, neuronal and synaptic proteins caused by decreasing neuroinflammation after treatment with XPro (Figure below). The proteome also demonstrated a clear dose response with a greater number of proteins being affected by the target dose compared to low dose XPro therapy (0.3 vs 1.0 mg/kg/week for 12 weeks) (Figure below). The CSF proteome data is only partially analyzed. Additional data may result from these ongoing analytics.

The results of the Phase I study demonstrated that XPro safely decreases neuroinflammation in patients with AD and elevated neuroinflammation with biomarkers of peripheral inflammation or are ApoE4 positive when given for at least 3 months at the 1mg/kg once a week dose. Decreasing neuroinflammation with XPro appears to decrease neurodegeneration and improve synaptic function and promote remyelination. The effect of XPro on the biology and immunology of the brain in patients with AD suggest XPro therapy in patients with peripheral biomarkers of inflammation or ApoE4 allele(s) may impact cognitive decline. Although there were anecdotes of improved cognitive function in patients receiving the target dose of XPro, this cannot be verified because the trial was not a blinded, randomized trial. The impact on cognition of controlling neuroinflammation with XPro will be studied in the Phase II program which is a blinded randomized, placebo controlled clinical trial.

AD02 is the ongoing blinded randomized global Phase II trial in patients with early AD enrolled 208 patients in a 2:1 ratio (XPro:placebo) at 1mg/kg once a week. The trial enrolled the last patient in November 2024. Patients are treated for 6 months of therapy. The primary end-point is Early/Mild Alzheimer’s Cognitive Composite (“EMACC”), a sensitive cognitive end-point validated for use in patients with early AD. Secondary cognitive (CDR-SB and NPI) and functional (GAS, ADCS-ADL) end-points will be measured. Exploratory structural and function biomarkers of brain function and structural integrity using EEG and MRI DTI will be used in some or all patients. Top line cognitive data, EMACC, will be presented around June of 2025. All additional cognitive, functional, neuroimaging and biomarker data will be presented approximately 8 weeks later.

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

XPro, is delivered as a subcutaneous injection, similar to an insulin treatment or anti-obesity GLP-1 drugs, is given once a week. More frequent treatment cannot be ruled out for future indications. Because this is a simple subcutaneous injection similar to an insulin injection (the therapy patients give themselves for treatment of Type 1 diabetes mellitus), we expect patients to administer the therapy by themselves or caregivers and not require expensive or logistically challenging clinic visits to receive the therapy.

Release of XPro drug supply

GMP DN-TNF product (XPro) used in the oncology Phase I, AD Phase I and COVID-19 Phase II trial were manufactured by Lonza at a site in New Hampshire. The supply of Lonza DN-TNF product is limited but allowed completion of the Phase I study in Alzheimer’s disease and support of patients in the extension study for 12 months. New batches of XPro have been produced for ongoing clinical trials. The Company engaged KBI Biopharma to manufacture 6 lots of XPro at the Boulder, Colorado facility using the original master cell bank and updated manufacturing process. One lot has been converted into drug product using the US fill/finish facility of Vetter Pharma. Half of the first lot is frozen as drug substance at -80C with a plan to convert to drug product as clinical supplies are needed to support the AD and TRD Phase II trials. The unfrozen drug product is being used in the ongoing AD02 AD trial. The remainder of the original fermentation runs is frozen as a cell paste with a plan to process to drug substance. The company expects to convert the drug substance to drug product during 2025. Downstream processing to drug product and fill/finish to drug product of the cell paste will occur in 2025 as needed to support the clinical trials. We plan to use a two-step approach to improve the yield of the drug substance from the fermentation process. The Company is working on the yield of the drug product using the existing E.coli-based system. A second program is focused on down-stream process improvements in the drug manufacturing program. Once the new strain and process is validated and functional, we will perform a manufacturing campaign drug for future clinical trials. In the future, the Company may consider a strain change to improve yield of the fermentation step further. The decision for strain improvements and strain change will be made in the future as clinical development programs proceed.

Interaction with Regulatory Authorities Regarding XPro Development

We have completed a Phase I trial with DN-TNF in oncology. At this time we do not plan additional clinical trials with DN-TNF in oncology. A Phase II trial with XPro in patients with Alzheimer’s disease is underway. Dosing of patients in the Phase II trial will complete in May 2025. The Phase I trial with XPro in patients with Alzheimer’s disease was performed in Australia under the regulatory authority of the TGA using the Clinical Trials Exemption (“CTX”) scheme. Our first interaction with the regulatory body occurred in March 2018. The Company received approval to initiate the Phase I trial in patients with advanced solid tumors on May 21, 2018. The second interaction with the regulatory body occurred in March 2019. The Company received approval to initiate the Phase I trial with XPro in patients with Alzheimer’s disease in May 2019 and received authorization to start the Phase II trial in patients with mild AD on January 5, 2022. Our first interaction with the FDA occurred in July 2020 as part of the Phase II Quellor program to treat respiratory failure in patients hospitalized with COVID-19 infection. The newly manufactured XPro is being used to support the Phase II AD trial, the TRD Phase II trial and the Expanded Access Scheme.

XPro Regulatory Strategy

Drugs from the DN-TNF platform will be developed using adequately powered, well designed studies with the goal to demonstrate a meaningful clinical benefit to patients. Beyond Phase I, these will most often be blinded, randomized clinical trials using validated end-points that have been authorized by a regulatory authority – the FDA, TGA, MHRA, EMA, Health Canada, etc. Currently, all planned studies will be performed in North America, Australia, EU and/or the United Kingdom. Because there are no therapies similar to XPro approved in any market, we plan to take advantage of the regulatory opportunities afforded to therapies that treat markets with a high unmet need. In the U.S., this includes Orphan Drug Designation and expedited programs for approval including Accelerated Approval, Breakthrough Therapy Designation, Fast Track Designation, and priority review (see the section entitled “Government Regulation”). We cannot predict which, if any, of these programs we will benefit from without further discussions with the FDA, EMA and other competent regulatory authorities.

Immunotherapy for Treatment of Alzheimer’s Disease

XPro is being developed for the treatment of Alzheimer’s disease. Microglial activation and neuroinflammation are important causes of the synaptic dysfunction and nerve cell death that causes cognitive decline in patient with dementia and Alzheimer’s disease. The relationship between β amyloid plaques and tau neurofibrillary tangles, the traditional targets in AD drug development and neuroinflammation is complex. We believe targeting plaques and tangles will have limited benefit. Targeting neuroinflammation, the common pathway leading to synaptic dysfunction and nerve cell death, may be an effective treatment strategy. Substantial pre-clinical data supports the use of XPro in murine models of AD. Substantial indirect data supports use of XPro in humans including a decreased risk of AD in patients treated with non-selective TNF inhibitors for rheumatoid arthritis and treatment using direct injection into paraspinous venous plexus. Because of different mechanism of action of XPro compared to the non-selective TNF inhibitors, we expect a lower risk of immunosuppression and demyelinating complications such as multiple sclerosis (“MS”). The Company reported preliminary data on July 13, 2020 and January 21, 2021 supporting the use of XPro to decrease neuroinflammation in patients with Alzheimer’s disease and biomarkers of peripheral inflammation (see above).

We completed enrollment of patients into an open label, biomarker directed, Phase I clinical trial in Australia that approaches AD as an immunologic disease. Patients with dementia with the diagnosis of AD with biomarkers of chronic inflammation that includes at least one of a hs-CRP>1.5 mg/L, a ESR>10 mm/h, a HbgA1C>6.0% or are ApoE4 positive were treated with XPro for 12 weeks. Three dosing cohorts were preformed – 0.3, 0.6 and 1.0 mg per week as a subcutaneous injection. Patients had multiple inflammatory biomarkers test before therapy, at 6 weeks and at 12 weeks. Biomarkers were reported in blood and cerebral spinal fluid. Experient biomarkers including MRI measures of white matter tract neuroinflammation, axonal quality and axon myelin, and MRI measures of gray matter quality were included. Cognitive end-points were not the focus of the Phase 1 clinical trial because of the wide range of disease severity enrolled and lack of a placebo group. Patients enrolled in the Phase I trial had MMSE ranging from 24 to 12. This wide range of disease severity at the time of enrollment and the lack of a blinded concurrent control group did not allow for determination of cognitive benefit beyond several anecdotal reports. The first patient was enrolled in the low dose 0.3mg/kg/week cohort in the last week of November 2019. The Safety Review Committee met by teleconference on January 7, 2020, to review the course of the patients in the first cohort and voted to open the second cohort, 1.0mg/kg/week, to enrollment. The first patients were enrolled in the cohort the second week of February 2020. Based on preliminary data released on July 13, 2020, and January 21, 2021, we closed after completion of a 0.6mg/kg treatment group. We canceled plans to treat patients with 3.0mg/kg. The data from the Phase I trial informed the design of the Phase II trials described above. Mindful, the blinded randomized placebo control trial in patients with Early AD began enrollment in 2022. The final patient was enrolled in the trial in November 2024. Top line cognition data will be available June 2025. Patient enrollment criteria included one inflammatory biomarker plus and MMSE between 27 and 22. During the 6 month trial, patients received XPro or placebo once-a-week by subcutaneous injection. Two-thirds of the patients were randomized to XPro. Overall, 56% and 44% of the 208 patients had mild AD and MCI, respectively.

XPro Registration Studies and/or Partnering

We plan to aggressively pursue an efficient registration strategy using XPro to improve the lives of patients with ADi. We define ADi as Alzheimer’s disease with biomarkers of inflammation. We believe ADi is not the only indication for XPro in neurodegenerative and neuropsychiatric diseases. We plan to pursue other indications in neurodegenerative diseases as resources become available. We have received NIMH funding to support a Phase II TRD program that will start patient enrollment during 2025. We have an active partnering position as it relates to XPro development in neurodegenerative and neuropsychiatric diseases, although limited partnering discussions are underway at this time. There are two partnering opportunities with this novel immunotherapy for the treatment of neurologic and psychiatric diseases. The first is a traditional partnership focused on the developing the drug for all neurodegenerative and neuropsychiatric applications. The second is a more focused partnership developing XPro as part of a combination therapy for a company’s existing therapy. After completion of proof-of-concept Phase II studies, we will decide what the most efficient registration strategy is available to the company with XPro.

INKmune: Our NK cell Directed Product Candidate

INKmune is our product candidate that converts the patient’s resting NK cells into cancer memory like NK cells, an essential step to allow them to participate in the immune control of the patient’s cancer. We have shown this works ex vivo in human tissue cell cultures, and we believe that this will work in vivo which is the purpose of our planned clinical trials.

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

We have demonstrated TpNK killing of many tumor types in laboratory studies. Tumor priming is effective regardless of the source of the NK cells (normal volunteers or patients with cancer) and in many types of tumors – both cell lines and primary tumors from patients. The principle of TpNK killing has also been demonstrated in two Phase I trials in patient with acute myelogenous leukemia (“AML”). These trials were not supported by us and used a first-generation personalized cell therapy product and treatment strategy that is different from the INKmune product and treatment strategy. In these trials, haplo-identical NK cells obtained from a first degree relative by leukapheresis were primed ex-vivo using a lysate of the parent cell line from which we derived INB16 - INKmune. Once the TpNK therapy has been produced and passed quality testing, the patient received conditioning therapy with chemotherapy (cyclophosphamide and fludarabine), the primed haplo-identical NK cells were given to patients by intravenous infusion. Two Phase I clinical trials have been performed using that first-generation adoptive cell therapy treatment strategy. An investigator-initiated trial performed at the Royal Free Hospital in London 2009 was funded by a United Kingdom charity. Fifteen patients with relapsed, high-risk AML were enrolled in the trial. Because of drop-out due to disease progression, delays in product production and complications of conditioning therapy, only 7 of the fifteen patients were treated with the TpNK cell product. Four of seven patients showed clear benefit from the treatment with the TpNK product with prolonged relapse free remission and, in one patient, conversion of a partial remission to full remission. None of the remissions were durable; all patients ultimately died from disease progression. The safety of the product was found to be a combination of toxicity from the chemotherapy/radiotherapy conditioning regimen and the TpNK therapy. In general, the complications were well tolerated although did require medical intervention including prolonged periods of aplasia in two heavily pretreated patients that resolved with supportive care. The results of this study have been published in a medical journal (PLoS One. 2015 Jun 10;10(6):e0123416. doi: 10.1371/journal.pone.0123416. eCollection 2015). In 2013, a second open label, multi-center trial was performed in the US using the same product and procedures but targeting a slightly different patient population. In the second trial, 12 patients in first remission with AML were treated with the haplo-identical TpNK product produced using the first generation ex-vivo priming process. After conditioning with chemotherapy alone, the patients received TpNK in three dosing cohorts – 3x10^5, 1x10^6 or 3x10^6 TpNK per kilogram. Patients were followed for safety and relapse free survival. This trial confirmed the safety of the TpNK treatment in patients with AML and reinforced many of the efficacy findings seen in the first trial with none of the previously experienced side effects. Patients benefited from haplo-identical TpNK therapy with prolonged relapse free survival including two patients that remain in remission more than 42 months after treatment. This trial has been published. (Biol Blood Marrow Transplant. 2018 Mar 26. pii: S1083-8791(18)30132-0. doi: 10.1016/j.bbmt.2018.03.019.) The results of the laboratory and Phase I studies provide evidence that our strategy for treating residual disease is sensible but unproven.

Because INKmune primes NK cells to target naturally occurring antigens, we believe INKmune can be used to treat a wide variety of cancers including hematologic malignancy (AML, MM, CML, high risk MDS) and solid tumors (renal, prostate, breast, ovarian, pancreas and lung). We expect the list of INKmune sensitive tumors to continue to expand.

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

Three step process to preparation for INKmune human clinical trials:

INKmune GMP scale-up for Phase I/II clinical material

The working cell banks and individual INKmune product to be used in the patients for the clinical trial have been produced at the Centre for Cell, Gene & Tissue Therapeutics at Royal Free Hospital / University College London to full cGMP (MHRA MIA(IMP)11149). All manufacturing has been under the direction of Professor Mark Lowdell. The Company can produce enough INKmune to complete its Phase I clinical trial in men with metastatic castrate resistant prostate cancer (“mCRPC”). We have validated storage of INKmune for up over 3 years in vapor phase nitrogen and have a fully scalable, closed system manufacturing process in validation which can produce up to 6 patient doses per week during phase I and II trials. At intermediate scale we can manufacture 40 doses per week in a single 15-liter bioreactor. Importantly, we have validated the storage of INKmune at -80oC for up to 27 days which greatly facilitates the delivery and local storage of the drug for clinical trials and post commercialization use. In contrast, as far as we know all other NK cell therapies and T cell therapies require complex shipping of drug products in vapor phase nitrogen below -150oC and specialized arrangements for ongoing storage at the clinical sites. We may need additional INKmune for future clinical trials.

Interaction with Regulatory Authorities Regarding INKmune Development

The INKmune Phase I studies in high-risk MDS were performed in the United Kingdom and Greece. We met with the Medicines and Healthcare Products Regulatory Agency (“MHRA”), the United Kingdom version of the FDA as part of a Scientific Advice Meetings in preparation for submitting the CTA for our first planned program. During March 2024, the Company decided to terminate further enrollment in the MDS trial due to recruitment difficulties in the European trial sites.

INKmune Product Development Path Proposed Phase I Study in patients with high-risk MDS

During 2021, we initiated an open label Phase I cancer study in patients with high-risk myelodysplastic syndrome (“MDS”). The first patient was enrolled in the first quarter of 2021. In the Phase I trial, we planned to treat patients with detectable residual disease in bone marrow and/or peripheral blood (<15% blasts by conventional tests) with intravenous infusions of INKmune and monitored for changes in peripheral blood NK activation, NK function and changes in residual blast counts in blood and bone marrow. We and others have previously shown that MDS patients with inadequate NK function have statistically significantly poorer prognosis than matched patients with normal levels of NK function (Tsirogianni et al 2019) and we have shown in laboratory experiments that the functional activity of NK cells from MDS patients can be enhanced by exposure to INKmune. Moreover, INKmune-primed NK cells are not inhibited by the hypoxic conditions of the diseased bone marrow microenvironment.

The first patient was treated in the second quarter of 2021. The patient, part of the first cohort, received 1x10^8 INKmune cells on day 1,8 and 15 as an in-patient. The patient did not require any type of conditioning therapy or cytokine support. The patient tolerated the three infusions without any problems. The patient underwent intensive monitoring over 120 days. There are 4 observations from this first patient. The patient has dramatically increased the number of activated, “memory-like” NK cells in circulation. Memory-like NK cells (mlNK) are activated NK cells with a unique cell surface protein phenotype and which show enhanced lysis of tumor cell in vitro. Post treatment with INKmune, elevated levels of mlNK cells were present in the patients in the peripheral blood for more than 119 days when trial follow-up ceased. The patient mlNK actively kill NK resistant cancer targets in vitro. Finally, the patient had a significant clinical improvement with a reduction of his ECOG score from 2 to 0 and a significant reduction in blood product support.

Three compassionate use cases have also been treated. Two were young patients with AML who had failed previous hematopoietic stem cell transplants (“HSCT”). The first compassionate-treatment patient showed such improved neutrophil and platelet counts that she was discharged from hospital for the first time in six months. The second patient treated compassionately had failed two high risk HSCT and entered the course of INKmune therapy with high percentage of blasts in his bone marrow. His blood NK cells responded in differentiation into mlNK as hoped but it is too early to determine if INKmune has provide any clinical benefit. Due to market opportunities, the Company closed the high-risk MDS trial to focus on solid tumors. The Company plans to put all of its INKmune development efforts into the on-going US Phase I/II trial in men with mCRPC.

INKmune Registration Studies and/or Partnering

During March 2023 the Company opened an Investigational New Drug (“IND”) application for a Phase I/II trial of INKmune in mCPRC. The clinical trial is an open label Phase I/II trial in men with metastatic castrate resistant prostate cancer. The trial has a modified Baysian design that allows for a 3 patient Phase I for each dose level followed by a 6 patient Phase II trial. All patients will receive 3 infusions of INKmune on days 1, 8 and 15. The three doses of INKmune at low, medium and high dose of INKmune is 1x10^8, 3x10^8 or 5 x10^8 cells per infusion respectively. INKmune infusions are given as an out-patient with the use of pre-medication or additional cytokines. Patients are carefully monitored for 6 months after the first dose of INKmune. There are four goals of the trial – determine safety in the target population; immunologic efficacy, anti-tumor effects and select a dose for the pivotal trial. Immunologic efficacy is determined by an increase in the numbers of memory like NK cells in the circulation of the patient and how long that increase lasts. In general, we are expecting the number of mlNK to double and to persist in the circulation of the patient for more than 120 days. Anti-tumor effects will be monitored by serial testing of blood prostatic surface antigen level (blood PSA), prostate-specific membrane antigen nuclear medicine scan (PMSA scan with piflufolastat F18; Pylarify®) and circulating tumor DNA. The Company enrolled the first patient in the open label low, medium and high dose Phase I cohorts in DEC23, JUN24 and OCT24 respectively. All patients in the phase I dose escalation part of the trial have now been treated and the final patient in the Phase II cohorts is expected to be enrolled in 1H25 with data lock 2H25. As an open label trial, there may be opportunities to see patient data during 2025. Other solid cancers are of interest including nasopharyngeal cancer (“NPC”) which is a known target for NK cells and an important unmet clinical need in emerging markets such as mainland China. Renal cell carcinoma is also a known target for INKmune. We may seek to partner or sell INKmune. Although our development strategy is focused on North America and Europe, we believe INKmune will also be attractive for markets on the Pacific Rim, South Asia and South America, but will wait for partners to help with the development in those regions, however, at this time, we are not negotiating with any potential partners.

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

We are not aware of any approved treatments that are classified as NK cell therapies. We are aware of public companies in the NK cell therapy business such as Century Therapeutics, Immunity Bio, Nkarta, Fate Therapeutics, Glycostem and others. These companies are developing products that involve replacing or supplementing NK cells of the patient for the treatment cancer. Their products require extensive ex-vivo cell manipulations which, with respect to Century Therapeutics and Fate Therapeutics, may include gene therapy. The next larger group of companies are in the personalized immuno-oncology business with products focused on T cell activation strategies. The most popular are the CAR-T cell therapies which are a patient specific ex-vivo gene therapy approach. CAR-T therapy has become wildly popular of late and includes many private companies, public companies such as Bluebird, Juno Therapeutics and Mustang Bio as well as established companies such as Novartis and Gilead. For many of the companies, CAR-T cell therapies is their only business. For the latter two, CAR-T cell therapies is a newly in-licensed program with marketing authorization in the US. Finally, the precision immune-oncology category also includes companies with anti-cancer antibody products and the newer “check-point” inhibitors. Antibody therapies are all about “illuminating” the cancer to the innate immune system (NK cells). Monoclonal antibodies were the original immunotherapy that drove the growth of well-known biopharma companies including Genentech/Roche, Amgen, Merck and others. Each of these products is disease specific (ie: treat only HER2+ breast cancer). Modern therapeutic antibodies are much more complicated bi-specific and tri-specific antibodies that attempt to connect the cancer with activated T-cells of the adaptive immune system. Check-point inhibitors are currently the most rapidly expanding product category in immuno-oncology. These CTLA-4 (ipilimumab) and PD-1 inhibitors (pembrolizumab and nivolumab) specifically block a mechanism that shields cancers from T-cell killing. The two companies in this business are Merck (pembrolizumab) and GSK (ipilimumab and nivolumab). There are many others trying to join this promising therapeutic area including large companies such as BMS and Roche.

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

Intellectual Property

We seek to protect our therapeutic programs by continuously developing patent properties covering novel compositions, formulations, purpose-limited compositions, combination treatments, methods of medical treatment, and other inventions, whether created internally or in-licensed, in the United States Patent & Trademark Office (the “USPTO”), the World Intellectual Property Organization (“WIPO”) under the Patent Cooperation Treaty (“PCT”), and in patent offices for various foreign jurisdictions. While each invention is unique and territories for protection are decided on a case-by-case basis, we generally pursue patents in Australia, Canada, Europe, Japan, and the United States, and sometimes in Brazil, China and/or Korea. We currently have in our portfolio fifteen (15) issued patents and thirty (30) pending patent applications, including both company-owned and in-licensed properties. The following sections and corresponding tables summarize, for each of our current therapeutic programs, our pending and granted patent positions, to the extent publicly available, as of the time of preparing this document:

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

Subject Matter / Compound	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
DNTNF compositions and formulations	2	0	global	2044-2045
Use of DNTNF for treating disease	19	10	global	2033-2041
DNTNF manufacturing/CMC	1	0	global	2045

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

Subject Matter / Compound	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
INB-16 / INKmune compositions	5	0	global	2043
Use of INKmune for treating disease	4	5	global	2036-2043

CORDStrom (MSCs)

CORDstrom is a cell suspension for intravenous infusion or injection comprising aseptic, allogeneic, pooled HucMSCs. CORDStrom solves certain manufacturing and CMC limitations known to affect mesenchymal stem/stromal cell products, namely, improved batch-to-batch consistency and scalable manufacturing. We have filed patent applications directed to CORDStrom including claims covering composition of matter, formulation, and methods of treating various disease indications. In addition, we protect manufacturing trade secrets with a series of confidentiality provisions in various agreements. The following table summarizes current IP covering our CORDStrom platform technology:

Subject Matter / Compound	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
CORDStrom compositions and formulations	1	0	global	2045
Use of CORDStrom for treating disease	1	0	global	2045

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

Trademarks

The designations INMUNE BIOTM, INB16TM, INKmuneTM, PSEUDOKINETM, and XProTM are trademarks of INmune Bio Inc. Some or all these trademarks may be protected by applications pending at the USPTO and other trademark registration authorities globally. As part of the trademark registration process, we may be required to submit a statement of use evidencing bona fide use of each mark in commerce. By nature of being in the biopharmaceutical business, certain regulatory requirements must be met in connection with certain products and/or services prior to receiving marketing authorization from a regulatory agency, and thus it may take some time before products and/or services are offered for sale and a statement of use can be submitted for perfecting trademark registration. For these reasons, we may be required to obtain extensions of time, or to refile applications, seeking registration of trademarks. We cannot guarantee that a given trademark application will be allowed or issued in a respective office for each jurisdiction.

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

CORDStrom License Agreement – Clinical Trial Data

On February 6, 2025, the Company and Great Ormond Street Hospital NHS Foundation Trust (“GOSH”) executed an exclusive commercial use license to clinical trial data associated with the MissionEB trial (ISRCTN14409785). The Company owns the intellectual property covering the CORDStrom product, the investigational medicinal product (“IMP”) used in the MissionEB trial. In addition, the Company owns IP and maintains trade secret protections covering the manufacturing of CORDStrom. With this license to the clinical trial data, the Company intends to prepare applications seeking marketing authorization of CORDStrom for treatment of pediatric recessive dystrophic epidermolysis bullosa (“RDEB”) in each of the FDA, EMA, and MHRA. Terms of the GOSH license include an upfront payment of £250,000 (approximately $0.3 million at February 6, 2025) and a single milestone payment of up to £6,000,000 (approximately $7.5 million at February 6, 2025) due on the first to occur marketing authorization to be granted by the FDA, EMA or MHRA. While these things can be unpredictable, the Company is targeting a first marketing authorization in 2026, which upon occurrence would render the single milestone obligation due for payment. In addition to these financial terms, the Company has agreed to certain patient access obligations, including sponsoring the supply of CORDStrom to United Kingdom patients enrolled in an open label continuation of the MissionEB trial.

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

Human Mesenchymal Stem Cells

In November 2017 (amended in October 2022), we entered into a Material Transfer and License Agreement with the Anthony Nolan Cord Blood Bank (“AN”), the oldest and largest non-directed cord blood bank in the United Kingdom for the supply the starting material for the mesenchymal stem cells - umbilical cords not used after cord blood harvest. Mark Lowdell’s research group developed and validated a methodology for producing large numbers of clinical-grade pooled HucMSC. We believe we are well positioned to become a preferred manufacturing partner for companies who need MSC for clinical programs. Manufacture of HucMSC is performed under the direction of Mark Lowdell in a licensed GMP facility that is contracted to the Company as part of existing research and development agreements. The starting material for the HucMSC product is provided by the AN. The HucMSC product produced in this facility are fully qualified to be used for either research or clinical trials. We have developed a validated manufacturing process that reliably produces contract manufacturer of the clinical grade (“cGMP”) quality mesenchymal stem cells that we call CORDStrom. To date, we are supporting one academic clinical trial with CORDStrom in the United Kingdom treating children with recessive dystrophic erythematous bullosa (“RDEB”), a disfiguring skin disease in children that is similar to a second-degree burn. INmune Bio supplied the clinical product for treatment of these patients. The pivotal trial in RDEB has been completed. The Company reviewed the clinical data under CDA on October 7, 2024. A non-binding agreement was executed with GOSH while the company determined if the clinical data could be used to support marketing authorization of CORDStrom to treat RDEB in the US. The Company completed that review and licensed the clinical data from GOSH on February 6, 2025. The use of CORDStrom to treat children with RDEB was announced publicly on February 10, 2025. Currently, we plan to supply CORDStrom to third parties for their research use and in clinical trials as part of the development process for commercial products. We may decide to expand this agreement in the future if the commercial and/or development opportunities warrant such expansion. At the current time, we expect this program to be funded by revenues from commercial sales. The agreement with AN terminates on November 29, 2027. AN may terminate the license on written notice to us, if a donor withdraws consent to the continued use of umbilical cord tissue samples that were obtained by AN. Additionally, either party may terminate the agreement on 30 days prior written notice to the other if that other party materially breach any term of the agreement and such breaches (to the extent it is remediable) is not remedied within 30 days of the written request to the other party to do so.

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

The United States, European Union and other jurisdictions may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which, in the United States, is generally a disease or condition that affects no more than 200,000 individuals. In the European Union, orphan drug designation can be granted if: the disease is life threatening or chronically debilitating and affects no more than 50 in 100,000 persons in the European Union; without incentive it is unlikely that the drug would generate sufficient return to justify the necessary investment; and no satisfactory method of treatment for the condition exists or, if it does, the new drug will provide a significant benefit to those affected by the condition. If a product that has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in limited circumstances, for a period of seven years in the United States and 10 years in the European Union Orphan drug designation does not prevent competitors from developing or marketing different drugs for the same indication or the same drug for different indications. Orphan drug designation must be requested before submitting an NDA. After orphan drug designation is granted, the identity of the therapeutic agent and its potential orphan use are publicly disclosed. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. However, this designation provides an exemption from marketing and authorization (“NDA”) fees. We plan to follow a similar path with INB03 or XPro, although the precise indication cannot be determined until we are farther along in the development process.

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

Healthcare Reform

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our investigational medicines, restrict or regulate post-approval activities and affect our ability to profitably sell any approved products. The ACA, for example, contains provisions that subject biological products to potential competition by lower-cost biosimilars and may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and, annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price for any approved products.

In the United States, it is unclear whether the ACA will be overturned or further amended. We cannot predict what effect further changes to the ACA would have on our business. Additionally, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted, including the Budget Control Act of 2011, which includes provisions to reduce the federal deficit. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare payments to providers, which began in April 2013 and will remain in effect through 2031 unless additional Congressional action is taken. In 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning in 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA includes several provisions including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. In addition, the federal government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls and price transparency, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. For example, the federal government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs.

Human Capital Resources

As of December 31, 2024, we had 13 full-time employees in the United States and 9 full-time employees in the United Kingdom. We consider the intellectual capital of our employees to be an important driver of our business and key to our future prospects. We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

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

●	We will require additional capital to finance our operations to continue as a going concern, which may not be available to us on acceptable terms, if at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates and have substantial doubt about our ability to continue as a going concern.

●	Our ability to successfully engage with, and satisfactorily respond to, requests for information from the FDA in the future.

●	We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.

●	We are significantly dependent on the success of our DN-TNF product platform and Natural Killer Cell Priming Platform (INKmune), CORDStrom, and our product candidates based on these platforms.

●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.

●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.

●	The biotechnology and immunotherapy industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.

●	We can provide no assurance that our clinical product candidates will obtain regulatory approval or that the results of clinical studies will be favorable.

●	Drug discovery and development is a complex, time-consuming and expensive process with a high rate of failure.

●	We may face legal claims; legal disputes are expensive, and we may not be able to afford the costs.

●	We can provide no assurance of the successful and timely development of new products.

●	We must comply with significant government regulations.

●	We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights.

●	The price of our common stock may be volatile.

●	The market prices for our common stock may be adversely impacted by future events.

●	A limited public trading market may cause volatility in the price of our common stock.

●	Our Rights Agreement contains anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

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

As of December 31, 2024, the Company had an accumulated deficit of $163,104,000. Losses have principally occurred as a result of the substantial resources required for research and development of the Company’s product candidates which included the general and administrative expenses associated with its organization and product development as well as the lack of sources of revenues until such time as the Company’s products are commercialized. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months from the issuance date of these financial statements. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management intends to pursue additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, however, there cannot be any assurance that we will be successful in doing so. The opinion of our independent registered public accounts on our audited financial statements for the year ended December 31, 2024, contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

Additionally, if a competitor receives FDA approval before we do for a drug that is similar to one of our product candidates, FDA approval for our product candidate may be precluded or delayed due to periods of non-patent exclusivity and/or the listing with the FDA by the competitor of patents covering its newly-approved drug product. Periods of non-patent exclusivity for new versions of existing drugs such as our current product candidates can extend up to three and one-half years. See the section entitled “Government Regulation.”

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

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

We were formed in September 2015 and have only a limited operating history and have incurred losses since our formation. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $42.1 million and $30.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had cash and cash equivalents of $20.9 million and $35.8 million, respectively.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates and now that we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and The Nasdaq Stock Market LLC. We also expect that compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and increased disclosure requirements will increase our legal and financial compliance costs. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability.

The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability.

Furthermore, our ability to successfully develop, commercialize and license any product candidates and generate product revenue is subject to substantial additional risks and uncertainties. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our common stock will be materially and adversely affected.

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

We are engaged in a rapidly changing field. Other products and therapies that will compete directly with the products that we are seeking to develop and market currently exist or are being developed. Competition from fully integrated pharmaceutical companies and more established biotechnology companies is intense and is expected to increase. Most of these companies have significantly greater financial resources and expertise in discovery and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than us. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biopharmaceutical or biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well-funded discovery and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for therapeutic products and clinical development and marketing. These companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel. In addition to the above factors, we will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There is no assurance that our competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization, than our own.

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

Our product candidates are in early clinical development. Therefore, the risk of failure of our product candidates is high. It is impossible to predict when or if our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable non-U.S. regulatory authority that a drug product is not safe or effective for its intended uses. It is possible that even if our product candidate has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of, or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

Success in early development does not mean that later development will be successful because, for example, drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical trials.

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

We may not be able to initiate or continue clinical trials for CORDStrom, INKmune our DN-TNF product platform or any other product candidate if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

We have never commercialized a product. Even if CORDStrom, INKmune, our DN-TNF product platform (INB03 or XPro), or any other product candidate we develop is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

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

Even if we obtain regulatory approvals for CORDStrom, INKmune and/or any product from our DN-TNF platform those approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could prevent us from realizing the full benefit of our efforts.

If we obtain regulatory approvals, CORDStrom, INKmune and/or the DN-TNF product platform, and the manufacturing facilities used for its production will be subject to continual review, including periodic inspections, by the FDA and other United States and foreign regulatory authorities. In addition, regulatory authorities may impose significant restrictions on the indicated uses or marketing of INKmune or other products that we may develop. These and other factors may significantly restrict our ability to successfully commercialize INKmune.

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

We must also report adverse events that occur when our products are used. The discovery of previously unknown problems with CORDStrom, INKmune, the DN-TNF product platform or manufacturing facilities used to manufacture CORDStrom, INKmune, or the DN-TNF product platform may result in restrictions or sanctions on our products or manufacturing facilities, including withdrawal of our products from the market. Regulatory agencies may also require us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our product or obtain re-approvals. This may cause our reputation in the marketplace to suffer or subject us to lawsuits, including class action suits.

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

The development and commercialization of new drug products is highly competitive. We expect that we will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our DN-TNF product platform, INKmune and any other of our product candidates that we may seek to develop or commercialize in the future. Specifically, due to the large unmet medical need, global demographics and relatively attractive reimbursement dynamics, the oncology market is fiercely competitive and there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of cancer. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

To execute our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. We currently have 13 full-time employees in the United States, 9 full-time employees in the United Kingdom and retain the services of additional personnel on an independent contractor basis. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our drug candidates.

The process of manufacturing our drug candidates is complex, highly regulated and subject to several risks. For example, the process of manufacturing our drug candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our drug candidates could result in reduced production yields, product defects and other supply disruptions. If microbial, viral, or other contaminations are discovered in our drug candidates or in the manufacturing facilities in which our drug candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our drug candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, epidemics, pandemics, power failures and numerous other factors.

In addition, any adverse developments affecting manufacturing operations of our drug candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of our drug candidates. We also may need to take inventory write-offs and incur other charges and expenses for drug candidates that fail to meet specifications, undertake costly remediation efforts, or seek costlier manufacturing alternatives.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our drug candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our drug candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our drug candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA or marketing authorization application, or MAA, on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA, EMA or comparable foreign authorities through their facilities inspection program. Some of our contract manufacturers may not have produced a commercially approved pharmaceutical product and therefore may not have obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our drug candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our drug candidates or any of our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly or time consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business, financial condition and results of operations.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA, EMA or comparable foreign authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a drug candidate, withdrawal of an approval, or suspension of production. As a result, our business, financial condition and results of operations may be materially and adversely affected.

Additionally, if supply from one manufacturer is interrupted, an alternative manufacturer would need to be qualified through an NDA supplement or MAA variation, or equivalent foreign regulatory filing, which could result in further delay. The regulatory agencies may also require additional studies or trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause us to incur higher costs and could cause the delay or termination of clinical trials, regulatory submissions, required approvals, or commercialization of our drug candidates. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed, or we could lose potential revenue.

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

We plan to rely on contract research organizations to conduct clinical trials relating to our product candidates. Our reliance on third parties to conduct clinical trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities.

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

Current and future legislation may increase the difficulty and cost of commercializing our drug candidates and may affect the prices we may obtain if our drug candidates are approved for commercialization.

In the U.S. and some foreign jurisdictions, there have been a number of adopted and proposed legislative and regulatory changes regarding the healthcare system that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-marketing activities and affect our ability to profitably sell any of our drug candidates for which we obtain regulatory approval.

In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could limit the coverage and reimbursement rate that we receive for any of our approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the PPACA, was enacted. The PPACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” or AMP, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, or CMS, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a discount, equal to 70% off, effective as of 2019, the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. We also expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our drug candidates, if approved for commercialization.

In Europe, the United Kingdom withdrew from the European Union on January 31, 2020, and entered into a transition period that expired on December 31, 2020. A significant portion of the previous regulatory framework in the United Kingdom was derived from the regulations of the European Union. In 2021, the United Kingdom’s Medicines and Healthcare products Regulatory Agency, or MHRA, and the European Medicines Agency, or EMA, released guidance explaining the new regulatory framework. We cannot predict the consequences or impact that the new regulatory framework will have on our future operations, if any, in these jurisdictions.

In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which shall take effect in 2023. Under the Inflation Reduction Act, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Risks Related to our Intellectual Property

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

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful to our business. To this end, we are dependent on our licenses with Xencor, Inc., Immune Ventures, LLC, the University of Pittsburgh and GOSH. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our licensed intellectual property. Our licensors may not successfully prosecute any applications for or maintain intellectual property to which we have licenses, may determine not to pursue litigation against other companies that are infringing such intellectual property, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer similar products for sale, which could adversely affect our competitive business position and harm our business prospects. If we lose any of our right to use third-party intellectual property, it could adversely affect our ability to commercialize our technologies, products or services, as well as harm our competitive business position and our business prospects.

We are dependent on our licensing agreement with Xencor, and the termination of this agreement would harm our business.

On October 3, 2017, the Company entered into a license agreement with Xencor, Inc., which has discovered and developed a proprietary biological molecule that inhibits soluble tumor necrosis factor. Pursuant to the license agreement, Xencor granted the Company an exclusive worldwide, royalty-bearing license in licensed patent rights, licensed know-how and licensed materials to make, develop, use, sell and import any pharmaceutical product that comprises, contains, or incorporates Xencor’s proprietary protein known as XPro that inhibits soluble tumor necrosis factor (or all modifications, formulations and variants of the licensed protein that specifically bind soluble tumor necrosis factor) alone or in combination with one or more active ingredients, in any dosage or formulation. If we breach this Agreement, Xencor may be able to terminate it, which would harm our business.

Our officers and Chairman of the Board own the company that we license our INKmune patent from.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is costly, time-consuming and inherently uncertain. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act included a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and that may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application is typically entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings, including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future.

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which will significantly impact European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary Effect, or a Unitary Patent. Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court, or the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the new unitary patent system.

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

Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

Our management is currently required to report on the effectiveness of our internal control over financial reporting. However, as a smaller reporting company and a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for as long as we are not deemed an “accelerated filer” or “large accelerated filer.” The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies or material weaknesses that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations and could limit our ability to report our financial results accurately and in a timely manner.

Anti-takeover provisions in our stockholder rights plan could make a third-party acquisition of us difficult.

We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. Specifically, the rights issued under the stockholder rights plan could cause significant dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. The rights plan is not intended to prevent a takeover, and we believe it will enable all our stockholders to realize the full potential value of their investment in the Company and protect the Company and its stockholders from efforts to obtain control of the Company that are inconsistent with the best interests of the Company and its stockholders. The rights under the plan will expire on December 30, 2025, subject to a possible earlier expiration to the extent provided in the stockholder rights plan, unless extended.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades under the symbol “INMB” on The Nasdaq Capital Market and has been publicly traded since February 4, 2019. Prior to this time, there was no public market for our common stock.

As of December 31, 2024, there were 28 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans in Item 12 of Part III of this Annual Report is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

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

Overview

Our objective is to develop and commercialize our product candidates to treat diseases where the innate immune system is dysfunctional causing or contributing to the patient’s disease. Innate immune dysfunction can occur for a variety of reasons including genetics, lifestyle, and other factors. However, age plays a significant role in the development of immune dysfunction. Innate immune dysfunction can be seen in cancer where Natural Killer (“NK”) cells are impaired and facilitate a tumor’s evasion of the immune system and subsequent disease progression. Chronic inflammation is implicated in neurologic and metabolic diseases where it impairs the innate immune system. Our primary focus continues to be treatment of cancer with INKmune and treatment of Alzheimer’s Disease (“AD”) and Treatment Resistant Depression (“TRD”) with XPro1595. We have added CORDStrom, a pooled, human umbilical cord mesenchymal stem cell product to treat recessive dystrophic epidermolysis bullosa (RDEB), a pediatric orphan disease caused by mutations in the COL7A1 gene that results in a debilitating disease of skin blistering, dysphagia and failure to thrive with chronic wound problems that often results in fatal squamous cell carcinoma.

XPro1595 (“XPro”), targets Alzheimer’s Disease and TRD. XPro for AD has completed Phase I trials and a Phase II trial has completed enrollment of patients at clinical sites in the United Kingdom, EU, Australia and Canada. Patients are currently being treated with XPro for Early AD as part of that clinical trial. TRD is being prepared for Phase II trials. We expect to start a pivotal global registration trial in patients with AD after the results of the Phase II trial have been analyzed. The INKmune program is in an open label Phase II trial in metastatic castrate resistant prostate cancer (mCRPC). CORDStrom for the treatment of children with RDEB has completed a pivotal blinded randomized cross-over trial. The data will be submitted for a marketing authorization by filing a Biologics License Application (BLA) with the FDA in the US which is anticipated in late 2025 or early 2026. Afterwards, the company intends to file a Marketing Authorization Application (MAA) in the United Kingdom and EU.

CORDStrom, developed by INmune Bio circa 2020, represents a breakthrough in mesenchymal stem cell technology. The CORDStrom platform leverages, among other things, proprietary screening, pooling and expansion techniques to create off-the-shelf, allogeneic, pooled human umbilical cord -derived mesenchymal stromal cells (HucMSCs) as medicines to treat complex inflammatory diseases. CORDStrom products are designed to provide high-quality, off-the-shelf, batch-to-batch consistent, scalable, cGMP manufactured, potent cellular medicines that can be produced at low cost and with repeatable specification independent of donor characteristics. Initially developed at the INKmune manufacturing facilities utilizing United Kingdom academic grant funding, CORDStrom is a product platform that shows promise as a therapy for RDEB and many other debilitating conditions. While the first generation CORDStrom product is agnostic to indication, the platform enables creation of indication-specific products, which can be tuned for optimization of anti-inflammatory, immunomodulatory, wound healing, and other characteristics.

The CORDStrom product platform shares many similarities, including starting materials, equipment, and procedures, with the Company’s INKmune oncology product, enabling the Company to leverage economies of scale, experienced staff, and other resources to strategically manufacture both products in a rotational campaign with resource and environmental efficiencies.

Children with Recessive Dystrophic Epidermolysis Bullosa (RDEB) have skin that is damaged by even the smallest amount of friction which causes severe blistering, deep wounds, and scars. It is caused by a fault in a gene that makes collagen, a protein that holds the skin layers together. There are limited options available for treatment, none that adequately meet the needs of patients, and the condition gets worse over time with most children reliant on a wheelchair as they move into their teenage years. Many of those with an RDEB diagnosis will also go on to develop aggressive life-threatening skin cancer in adulthood caused by the accumulated damage to their skin. The Company estimates roughly 2,000 people suffer from RDEB in the US, United Kingdom and EU representing a large unmet opportunity to potentially provide routine clinical care to these children.

Since 2020, the Company has supplied CORDStrom HucMSCs as an investigational medical product to the Great Ormond Street Hospital (GOSH), London, in connection with the MissionEB study, which was primarily funded by a grant from the National Institute for Health and Care Research (NIHR) in the United Kingdom. INmune Bio was compensated for CORDStrom used in the trial and was not a sponsor of the Mission EB study. Investigators recently concluded a double blinded, placebo-controlled arm of the study, which evaluated the safety and efficacy of CORDStrom in 30 pediatric patients (less than 16 years old) in the United Kingdom with intermediate and severe RDEB using a novel cross-over clinical trial design. Patients were randomized to CORDStrom or placebo arms and received 2, intravenous infusions two weeks apart and then followed for 9 months. Each child then crossed over to the other arm and received two doses of placebo or CORDStrom two weeks apart with a further 9-month follow-up.

All patients were treated as day-cases and no CORDStrom related serious adverse events were reported through the study. Top-line results showed the treatment was easily administered, well tolerated and there were beneficial effects across all types of patients receiving CORDStrom with respect to Itch Man Scale, iscorEB clinician score and iscorEB skin involvement.  Most notably, CORDStrom significantly reduced itch scores as measured by the Itch Man Scale. In patients with the most severe disease activity, CORDStrom reduced itch at 3 months and led to a sustained reduction of over 27% at 6 months. These results demonstrate a clinically meaningful reduction in itch severity sustained over time. Intermediate group patients showed a broader range of improvements, including reduced skin involvement and less pain as well as large reduction in itch.  The younger patients (less than 10 years old) showed improvements in skin score, indicating better skin integrity and reduced disease activity. Interviews with patients and caregivers on completing follow up strongly support the clinical benefits of the therapy; both caregivers and patients were able to correctly identify which treatment had been CORDStrom and which had been placebo. Those who completed the study are asking to continue on therapy, which the Company intends to pursue as an open-label study.

The Mission EB data form the basis of a license that was entered into between INmune Bio and GOSH, whereby the Company gains exclusive access to the clinical study data for commercial uses in exchange for payment of an initiation milestone of £250,000 (approximately $0.3 million at February 6, 2025) and a single development milestone of approximately £6 million (approximately $7.5 million at February 6, 2025) due on receipt of first marketing authorization from the FDA, EMA, or MHRA, and an ongoing commitment to supply CORDStrom to patients enrolled in an open label arm of the Mission EB trial, subject to certain limitations.

After reviewing results of the Mission EB study, the Company initiated a Type C meeting with the FDA to obtain CMC and regulatory feedback and submitted information, data and requests for Rare Pediatric Disease and Orphan Drug Designations (RPDD/ODD).

The FDA granted RPDD to the Company’s CORDStrom product on December 13, 2024, ahead of the sunset period under Section 529(b)(5) of the Federal Food, Drug, and Cosmetic Act. As such, CORDStrom remains eligible to receive a Priority Review Voucher (PRV) if approved by the FDA on or prior to September 30, 2026. If granted, a PRV can be redeemed to receive priority review for a different product. Alternatively, a PRV may be transferred or sold to another sponsor.

The FDA granted ODD to the Company’s CORDStrom product on January 6, 2025. Benefits of ODD include certain tax credits and eligibility for select grants, waiver of FDA user fees, including the BLA application fees, access to frequent meetings with the FDA for efficient drug development, and eligibility for seven (7) years of market exclusivity post approval.

The company plans to prepare for and hold a pre-BLA meeting to discuss particulars of its planned BLA submission, with intent to submit a BLA this year seeking approval of CORDStrom for treatment of RDEB. Concurrently, the company will also seek to submit MAAs to the EU and United Kingdom in 2026.

We believe our DN-TNF platform can be used as a CNS (“central nervous system”) therapy to target glial activation to prevent progression of Alzheimer’s disease (“AD”); to target neuroinflammation in treatment resistant depression (“TRD”). The primary focus of the company’s development efforts for XPro is AD. The next indication to be developed with XPro will be TRD. In each case, we believe neutralizing sTNF is a cornerstone to the treatment of these diseases.

We believe the DN-TNF platform can be used to treat selected neurodegenerative diseases by reducing neuroinflammation without immunosuppression. The Company believes the core pathology of cognitive decline is a combination of neurodegeneration and synaptic dysfunction. Neurodegeneration is nerve cell death that may include demyelination. Synaptic dysfunction means the connections between nerve cells stop working efficiently and may decrease in number. The combination of neurodegeneration and synaptic dysfunction causes cognitive decline and behavioral changes associated with Alzheimer’s disease (“AD”). XPro completed a Phase I trial treating patients with Alzheimer’s disease that was partially funded by a Part-the-Clouds Award from the Alzheimer’s Association. We believe XPro targets activated microglia and astrocytes of the brain that produce sTNF that promotes nerve cell loss, synaptic dysfunction and prevents myelin repair - key elements in the development of dementia. In animal models, elimination of sTNF prevents nerve cell dysfunction, reverses synaptic pruning and promotes myelin repair. The Phase I trial in patients with biomarkers of inflammation with AD has been completed. The open label, dose escalation trial was designed to demonstrate that XPro can safely decrease neuroinflammation in patients with ADi. ADi is the term used to delineate patients with AD with biomarkers of inflammation. The endpoints of the trial were measures of neuroinflammation and neurodegeneration in blood and cerebral spinal fluid by measuring changes in inflammatory cytokine levels in the CNS and using MRI-DTI to measure brain microstructural changes. XPro, at the 1mg/kg/week dose, decreased inflammatory cytokines in the CSF in the brain demonstrating that XPro can decrease neuroinflammation in patients with AD. We also studied downstream benefits of decreasing neuroinflammation by measuring changes in the CSF proteome and quantifying changes in novel white matter MRI biomarkers. XPro significantly decreases biomarkers of neurodegeneration as measured by changes in the CSF proteome including neurofilament light chain, phospho Tau 217 and VILIP-1; decreases of 84%, 46% and 91% respectively after 3 months of therapy. Three months of XPro therapy improved measures of synaptic function, as measured in the CSF proteome including a 222% increase in Contactin 2 and a 56% decrease neurogranin, changes that contribute to improved synaptic function.

The successful completion of the Phase I trial in AD has informed the design of a blinded randomized, placebo-controlled Phase II trial in patients with early ADi. Early ADi includes patients with AD and MCI who have at least one biomarker of inflammation (ADi and MCI2 respectively). The early ADi trial is a blinded randomized trial to test if treatment of early AD patients with neuroinflammation with XPro will affect cognitive decline. The Phase II trial in early ADi has six important elements. Two hundred and one patients are being enrolled in a 2:1 ratio (XPro vs placebo). The patients will receive 1mg/kg/week as a subcutaneous injection for six months. An enrichment strategy identical to the successful strategy used in the Phase I trial will be used to ensure patients have neuroinflammation. Patients will need to have one or more enrichment criteria: elevated blood level of at least one of C-reactive protein, hemoglobin A1c, erythrocyte sedimentation and at least one allele of ApoE4. The primary end-point will be Early/mild Alzheimer’s Cognitive Composite (“EMACC”), a validated cognitive measure that is more sensitive than traditional end-points used in many studies of patients with early AD. The AD program is open in Australia, Canada, the United Kingdom, France, Germany, Spain, Czech Republic and Slovakia.

Full enrollment in the Phase II AD trial occurred in late 2024 with 208 patients enrolled. Topline data of EMACC is expected to be reported in June followed by secondary end-points which include blood biomarker, neuroimaging and additional neuropsychiatric end-points which should be available 2-3 months after top line data. Finally, several months after all the data are analyzed, the Company plans an end-of-phase II meeting with the FDA to finalize plans for the pivotal Phase III trial. XPro for treatment of AD may be eligible for one or both accelerated approval pathways. We expect to be eligible for Break Through status after completion of the Phase II in 2025.

Effective therapy for TRD is a large unmet need. Twenty percent of patients with a Major Depressive Disorder have TRD. Once third of TRD patients have peripheral biomarkers to inflammation (elevated CRP). This is a large patient population. The role of TNF and anti-TNF therapeutics was explored in a small open label clinical trial by Prof. Andrew Miller, MD of Emory University demonstrated the patients have elevated TNF levels and treatment with infliximab treated their depression (Miller, 2011). The Company has a $2.0M USD award from the National Institute of Mental Health (“NIMH”) to treat TRD with XPro. The blinded, randomized Phase II trial will use biomarkers of peripheral inflammation to select patients with TRD for enrollment. Patients will be treated for 6 weeks. Primary end-points include both clinical and neuroimaging measures. The TRD trial is expected to start enrollment during 2025.

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

We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $42.1 million and $30.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had cash and cash equivalents of $20.9 million and $35.8 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2024. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations.

Components of Operating Results

Operating Expenses

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	clinical trial and regulatory-related costs;

●	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;

●	manufacturing and testing costs and related supplies and materials; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
External Costs
DN-TNF – Alzheimer’s disease	$23,765	$13,817
INKmune (High Risk MDS/AML & Prostate Cancer) and CORDStrom	4,589	3,296
Preclinical and other programs	611	921
Accrued research and development rebate	(1,823)	(3,040)
Total external costs	27,142	14,994
Internal Costs	6,024	5,279
	$33,166	$20,273

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

Critical Accounting Estimates

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and December 31, 2023

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	Change
Revenues	$14	$155	$(141)

General and Administrative	9,483	9,623	(140)
Research and Development	33,166	20,273	12,893
Other (Income) Expense, net	(553)	267	(820)
Net loss	$42,082	$30,008	$12,074

Revenues

During 2024 and 2023, the Company sold MSC’s to one customer in the United Kingdom and recognized $14,000 and $155,000 of revenues, respectively.

General and Administrative

General and administrative expenses were $9.5 million for the year ended December 31, 2024, compared to $9.6 million for the year ended December 31, 2023. The decrease in general and administrative expenses is due to lower travel expense.

Research and Development

Research and development expenses increased to $33.2 million for the year ended December 31, 2024 from $20.3 million for the year ended December 31, 2023. The increase in research and development expenses during the year ended December 31, 2024 compared to 2023 is mainly due to the Company incurring $9.9 million higher costs with our Alzheimer’s clinical trial, $1.3 million of higher costs in connection with our INKmune/CORDStrom clinical trials, $0.7 million higher internal costs and $1.2 million lower accrued R&D rebate, partially offset by $0.3 million lower of preclinical and other expenses.

Other Expense, net

The Company generated other income of $553,000 in 2024 compared to other expense of $267,000 in 2023. The change is due to the Company incurring $1.5 million lower interest expense in 2024 as a result of the Company paying off its debt in full in 2024, partially offset by earning $0.7 million lower interest income from money market investments in 2024 as a result of lower amounts invested in money markets investments in 2024.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $42,082,000 and $30,008,000 for the years ended December 31, 2024 and 2023, respectively. Net cash used in operating activities was $33,361,000 and $11,980,000 for the years ended December 31, 2024 and 2023, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of December 31, 2024, we had cash and cash equivalents of $20,922,000. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, costs incurred to manufacture our drugs under development, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs significant research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of December 31, 2024, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.1 million.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2024. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $20.9 million and total current assets were $22.7 million at December 31, 2024, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued.

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

ATM Sales Agreement

During the year ending December 31, 2024, the Company sold 247,126 shares of common stock at an average price of $9.85 for gross proceeds of approximately $2.4 million under the at the market offerings.

During the period from January 1, 2025 through March 27, 2025, the Company sold 649,860 shares of its common stock through its ATM program for net proceeds of $5.3 million.

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

Term Loan

During the year ending December 31, 2024, the Company made $10 million of principal payments and paid off its term loan in full. During February 2025, the Company entered into a letter agreement with its lenders whereby its term loan was terminated.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(33,361)	$(11,980)
Net cash used in (provided by) financing activities	18,211	(4,225)
Impact on cash from foreign currency translation	224	(100)

Net decrease in cash and cash equivalents	$(14,926)	$(16,305)

Net Cash Used in Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used $33.4 million of cash for the year ended December 31, 2024, primarily resulting from our net loss of $42.1 million, partially offset by a net cash inflow of $1.0 million for changes in our net operating assets and liabilities, and non-cash stock-based compensation charges of $7.6 million. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid expenses of $1.2 million, a decrease in research and development tax rebate receivable of $0.7 million and a decrease in other tax receivable of $0.3 million, partially offset by a decrease of $1.4 in accounts payable and accrued liabilities.

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

Net Cash Provided by Financing Activities

During the years ended December 31, 2024 and 2023, the Company paid off $10.0 million and $5.0 million, respectively, of its debt.

During the year ended December 31, 2024, the Company sold 247,126 shares of its common stock for net proceeds of $2.4 million under the Company’s ATM program.

During the year ended December 31, 2023, the Company sold 75,697 shares of its common stock for net proceeds of $0.8 million under the Company’s ATM program.

During September 2024, the Company entered into securities purchase agreements with investors whereby the Company sold 2,341,260 shares of the Company’s common stock and warrants to purchase an additional 2,341,260 shares of the Company’s common stock exercisable six months from the issuance date in a registered direct offering in exchange for gross proceeds of $13.0 million (net proceeds of approximately $12.0 million). Directors and officers that participated in the offering paid a combined offering price of $6.50 per share and warrant, and other investors paid $5.50 per share and warrant. The exercise price of the warrants is $6.40, and are exercisable beginning on March 16, 2025, and will terminate on March 16, 2030 unless accelerated pursuant to the terms of the warrant agreements.

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

During the year ended December 31, 2024, the Company received $0.4 million in exchange for the exercise of 108,000 stock options.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

INmune Bio Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of INmune Bio Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023., and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and negative cash flows from its operating activities and is projecting insufficient liquidity to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

March 27, 2025

INMUNE BIO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,922	$35,848
Research and development tax credit receivable	1,181	1,905
Other tax receivable	228	537
Prepaid expenses and other current assets	331	1,510
Prepaid expenses – related party	-	142
TOTAL CURRENT ASSETS	22,662	39,942

Operating lease – right of use asset	307	414
Other assets	79	131
Acquired in-process research and development intangible assets	16,514	16,514

TOTAL ASSETS	$39,562	$57,001

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,539	$7,901
Accounts payable and accrued liabilities – related parties	25	35
Deferred liabilities	517	489
Current portion of long-term debt, net	-	9,921
Operating lease, current liability	140	119
TOTAL CURRENT LIABILITIES	7,221	18,465

Long-term operating lease liability	244	397
TOTAL LIABILITIES	7,465	18,862

COMMITMENTS AND CONTINGENCIES

Redeemable common stock, $0.001 par value; 0 and 75,697 shares issued and outstanding, respectively (Note 9)	-	799

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 22,280,451 and 17,950,776 shares issued and outstanding, respectively	22	18
Additional paid-in capital	195,754	159,143
Accumulated other comprehensive loss	(575)	(799)
Accumulated deficit	(163,104)	(121,022)
TOTAL STOCKHOLDERS’ EQUITY	32,097	37,340

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$39,562	$57,001

See accompanying notes to these consolidated financial statements.

INMUNE BIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In thousands, except share and per share amounts)

	2024	2023
REVENUE	$14	$155

OPERATING EXPENSES
General and administrative	9,483	9,623
Research and development	33,166	20,273
Total operating expenses	42,649	29,896

LOSS FROM OPERATIONS	(42,635)	(29,741)

OTHER INCOME (EXPENSE), NET
Other income (expense), net	553	(267)
Total other income (expense), net	553	(267)

NET LOSS	$(42,082)	$(30,008)

Net loss per common share – basic and diluted	$(2.11)	$(1.67)

Weighted average number of common shares outstanding – basic and diluted	19,944,304	17,980,791

COMPREHENSIVE LOSS
Net loss	$(42,082)	$(30,008)
Other comprehensive income (loss) – foreign currency translation	224	(100)
Total comprehensive loss	$(41,858)	$(30,108)

See accompanying notes to these consolidated financial statements.

INMUNE BIO INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance as of January 1, 2023	17,945,995	$18	$151,799	$(699)	$(91,014)	$60,104
Issuance of common stock for cash, net	75,697	-	775	-	-	775
Reclassification to redeemable common stock	(75,697)	-	(799)	-	-	(799)
Cashless exercise of warrants	4,781	-	-	-	-	-
Stock-based compensation	-	-	7,368	-	-	7,368
Loss on foreign currency translation	-	-	-	(100)	-	(100)
Net loss	-	-	-	-	(30,008)	(30,008)
Balance as of December 31, 2023	17,950,776	18	159,143	(799)	(121,022)	37,340
Common stock issued for cash	247,126	-	2,361	-	-	2,361
Common stock and warrants issued for cash	3,898,852	4	25,424	-	-	25,428
Reclassification from redeemable common stock	75,697	-	799	-	-	799
Exercise of warrants for cash	108,000	-	422	-	-	422
Stock-based compensation	-	-	7,605	-	-	7,605
Gain on foreign currency translation	-	-	-	224	-	224
Net loss	-	-	-	-	(42,082)	(42,082)
Balance as of December 31, 2024	22,280,451	$22	$195,754	$(575)	$(163,104)	$32,097

See accompanying notes to these consolidated financial statements.

INMUNE BIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,082)	$(30,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,605	7,368
Accretion of debt discount	79	224
Changes in operating assets and liabilities:
Research and development tax credit receivable	724	6,194
Other tax receivable	309	(175)
Prepaid expenses and other current assets	1,179	2,517
Prepaid expenses – related party	142	(108)
Other assets	52	(32)
Accounts payable and accrued liabilities	(1,362)	2,695
Accounts payable and accrued liabilities – related parties	(10)	26
Deferred liabilities	28	(127)
Accrued liability – long-term	-	(550)
Operating lease liability	(25)	(4)
Net cash used in operating activities	(33,361)	(11,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and warrants	27,789	775
Repayment of debt	(10,000)	(5,000)
Net proceeds from the exercise of stock options	422	-
Net cash provided by (used in) financing activities	18,211	(4,225)

Impact on cash from foreign currency translation	224	(100)

NET DECREASE IN CASH	(14,926)	(16,305)
CASH AT BEGINNING OF YEAR	35,848	52,153
CASH AT END OF YEAR	$20,922	$35,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$1,690	$1,778

See accompanying notes to these consolidated financial statements.

INMUNE BIO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business Overview

INmune Bio Inc. (the “Company” or “INmune Bio”) was organized in the State of Nevada on September 25, 2015 and is a clinical stage biotechnology pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune Bio has three product platforms. The DN-TNF product platform utilizes dominant-negative technology to selectively neutralize soluble TNF, a key driver of innate immune dysfunction and mechanistic target of many diseases. DN-TNF is currently being developed for Alzheimer’s and treatment resistant depression (“XPro”) and cancer (“INB03”) and an out-licensing strategy. The CORDStrom product platform is a pooled, human umbilical cord mesenchymal stem cell product currently being developed to treat recessive dystrophic epidermolysis bullosa (“RDEB”). The Natural Killer Cell Priming Platform includes INKmune aimed at priming the patient’s NK cells to eliminate minimal residual disease in patients with cancer. INmune Bio’s product platforms utilize a precision medicine approach for the treatment of a wide variety of hematologic malignancies, solid tumors and chronic inflammation.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles (“US GAAP”) in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements herein have been prepared in accordance with US GAAP and include the accounts of INmune Bio, its wholly-owned United Kingdom subsidiary, and its wholly-owned Australia subsidiary (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had net losses of approximately $42.1 million and $30.0 million and negative cash flows from operating activities of approximately $33.4 million and $12.0 million for the years ended December 31, 2024 and 2023, respectively, and an accumulated deficit of approximately $163.1 million and $121.0 million as of December 31, 2024 and 2023, respectively. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

During the fourth quarter and if business factors indicate more frequently, the Company performs an assessment of the qualitative factors affecting the fair value of our in-process research and development. If the qualitative assessment suggests that impairment is more likely than not, a quantitative analysis is performed. The quantitative analysis involves a comparison of the fair value of the in-process research and development with the carrying amount. If the carrying amount of the in-process research and development exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. During the years ended December 31, 2024 and 2023, the Company performed a qualitative assessment of its in-process research and development and determined that there were no indicators of impairment.

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

At December 31, 2024, the Company had 7,203,307 potentially issuable shares of common stock upon the exercise of stock options and 3,944,238 potentially issuable shares of common stock upon the exercise of warrants.

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

The Company’s 2024 and 2023 revenue was from the sale of mesenchymal stromal cells to one customer in the United Kingdom and was recognized when the MSC’s were delivered to the customer.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements, including those companies with a single operating segment. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024. See Note 13 for segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied prospectively with the option for retrospective application for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company’s current financial position, results of operations or financial statement disclosures.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent disclosure consideration.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. The Company’s UK subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At December 31, 2024 and 2023, the Company had a research and development tax credit receivable of $0 for R&D expenses incurred in the UK. During the years ended December 31, 2024 and 2023, the Company received $0 and $2,710,000 of R&D tax credit reimbursements, respectively, from the UK.

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At December 31, 2024 and 2023, the Company had a research and development tax credit receivable of $1,181,000 and $1,905,000, respectively, for R&D expenses incurred in Australia. During the years ended December 31, 2024 and 2023, the Company received $2,475,000 and $6,557,000 of R&D tax credit reimbursements, respectively, from Australia.

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

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by Immune Ventures. RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer, are the owners of Immune Ventures. No sales have occurred under this license. During December 2023, the Company initiated a Phase I trial with INKmune in patients with metastatic castration-resistant prostate cancer and has recorded a $25,000 payable to Immune Ventures as of December 31, 2024.

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

Annual maintenance fees under the PITT Agreement include $25,000 due on June 26, 2025 and thereafter until first commercial sale. The Company had no amounts owed pursuant to the PITT Agreement as of December 31, 2024.

Upon first commercial sale of a product making use of the licensed technology under the PITT Agreement, the Licensee is required to pay royalties equal to 2.5% of Net Sales each calendar quarter. As of December 31, 2024, there have been no commercial sales of product making use of the licensed technology under the PITT Agreement.

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

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024:
Cash equivalents
Treasury bills	$10,260	$10,260	$-	$-
Money market funds	10,328	10,328	-	-
Total cash equivalents	$20,588	$20,588	$-	$-

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023:
Cash equivalents
Money market fund	$35,162	$35,162	$-	$-
Total cash equivalents	$35,162	$35,162	$-	$-

NOTE 6 – LEASE

In September 2021, the Company signed a lease with a third party for office space in Boca Raton, Florida. The lease agreement has a 64-month term and commenced during the fourth quarter of 2021.

Below is a summary of the Company’s right-of-use assets and liabilities:

(in thousands, except years and rate)	December 31, 2024	December 31, 2023
Right-of-use asset	$307	$414

Operating lease, current liability	140	119

Long-term operating lease liability	244	397
Total lease liability	$384	$516

Weighted-average remaining lease term	2.3 years	3.3 years

Weighted-average discount rate	12.0%	12.0%

NOTE 7 – RELATED PARTY TRANSACTIONS

UCL

At December 31, 2024 and 2023, the Company recorded $0 and $112,000, respectively, of prepaid expenses – related party for payments made to UCL in advance of medical research to be provided. During the years ended December 31, 2024 and 2023, the Company paid UCL $321,000 and $573,000, respectively. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

AmplifyBio

During the years ended December 31, 2024 and 2023, the Company paid AmplifyBio $384,000 and $77,000, respectively, to perform certain research and development on behalf of the Company. The CEO of AmplifyBio is on the Board of Directors of the Company.

NOTE 8 – DEBT

During 2021, the Company entered into a Loan and Security Agreement (the “Term Loan”) with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., together (the “Lenders”) in which the Company borrowed $15 million. The Term Loan was secured by the Company’s assets. During December 2024, the Company paid off the Term Loan in full. During February 2025, the Company entered into a letter agreement with the Lenders whereby the Term Loan was terminated.

For the years ended December 31, 2024 and 2023, the Company recognized interest expense of $789,000 and $2,278,000, respectively, related to the Term Loan.

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

Common Stock – At the Market Offering

During March 2021, the Company entered into a sales agreement (“Sales Agreement”) with BTIG, LLC (“BTIG”), as sales agent, to establish an At-The-Market (“ATM”) offering program of up to $45 million of common stock, which the Company amended in August 2023. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. During the year ended December 31, 2024, the Company issued and sold 198,364 shares of common stock at an average price of $10.56 per share under the ATM program. The aggregate net proceeds were approximately $2.0 million after BTIG’s commission expenses.

During August 2024, the Company entered into an amended and restated at-the-market sales agreement with RBC Capital Markets LLC and BTIG (together, the “Sales Agents”) relating to the offer and sale of shares of our common stock with an aggregate offering price of up to $75.0 million. This amended and restated at-the-market sales agreement replaced the Sales Agreement entered into with BTIG in March 2021, as amended in August 2023. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares. During the year ended December 31, 2024, the Company issued and sold 48,762 shares of common stock at an average price of $6.96 per share under the ATM program. The aggregate net proceeds were approximately $0.3 million after commission expenses. At December 31, 2024, the Company had $74.7 million of common stock available under the amended and restated at-the-market agreement.

During July 2023, the Company sold 75,697 shares of its common stock at an average price of $10.56 per share under the ATM program. The aggregate net proceeds were approximately $775,000 after offering expenses. These shares were inadvertently sold under a registration statement filed with the SEC that had in fact expired prior to the time the shares were sold.   As of December 31, 2023, the Company reclassified 75,697 shares, with an aggregate purchase price of $799,000 of its common stock as temporary equity presented outside stockholders’ equity as a result of potential rescission rights. There have been no claims or demands to exercise such rights. As of December 31, 2024, the rescission rights for these shares have lapsed and the shares were reclassified to permanent equity.

Stock options

On June 1, 2023, the Company’s shareholders approved an amendment to the 2021 Incentive Stock Plan (“2021 Amended and Restated Incentive Stock Plan”) to increase the shares of the Company’s common stock available for issuance thereunder to 4,000,000 shares.

During 2024, the Company granted certain employees and directors options to purchase 1,964,307 shares of its common stock pursuant to the 2021 Incentive Stock Plan. The stock options had a fair value of approximately $11.6 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.90% - 4.46% based on the applicable US Treasury bill rate (2) expected life of 5.5 – 10.0 years, (3) expected volatility of approximately 100% - 106% based on the trading history of similar companies, and (4) zero expected dividends.

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

At December 31, 2024, the Company had 121,243 shares reserved for issuance pursuant to the 2021 Amended and Restated Incentive Stock Plan and 15,975 shares available pursuant to the 2019 Stock Incentive Plan.

The following table summarizes stock option activity:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	4,841,417	$8.60	6.28	-
Options granted	665,000	$9.69	10.0	-
Options exercised	-	$-	-	-
Options cancelled	(10,417)	$12.44	-	-
Outstanding at December 31, 2023	5,496,000	$8.73	6.18	-
Options granted	1,964,307	$7.06	10.0	-
Options cancelled	(149,000)	$9.90	-	-
Options exercised	(108,000)	$3.91	-	-
Outstanding at December 31, 2024	7,203,307	$8.29	6.49	$1,218
Exercisable at December 31, 2024	4,988,685	$8.68	5.20	$1,218

During the years ended December 31, 2024 and 2023, the Company recognized stock-based compensation expense of $7,605,000 and $7,368,000, respectively, related to stock options. As of December 31, 2023, there was $12,213,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.37 years.

Warrants

The Company issued warrants to the Company’s lenders upon obtaining a loan in June 2021. The warrants have a 10-year term and an exercise price of $14.05. At December 31, 2024 and 2023, respectively, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

During April 2024, the Company issued 1,557,592 warrants to investors in connection with the sale of common stock. At December 31, 2024, 1,557,592 of these warrants are outstanding and are exercisable for cash at a weighted average price of $9.59 per share. The intrinsic value of these warrants was $0 as of December 31, 2024.

During September 2024, the Company issued 2,341,260 warrants to investors in connection with the sale of common stock. At December 31, 2024, 2,341,260 of these warrants are outstanding and are exercisable for cash at a weighted average price of $6.40 per share. The intrinsic value of these warrants was $0 as of December 31, 2024.

During the year ended December 31, 2023, a third party exercised 28,688 warrants on a cashless basis in exchange for 4,781 shares of common stock.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Research and development	$3,037	$2,743
General and administrative	4,568	4,625
Total	$7,605	$7,368

Shareholder Rights Agreement

On December 30, 2020, the Board of Directors (the “Board”) of the Company approved and adopted a Rights Agreement, dated as of December 30, 2020, by and between the Company and VStock Transfer, LLC, as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of the Company’s common stock held by stockholders as of the close of business on January 11, 2021. When exercisable, each right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at an exercise price of $300.00 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of twenty percent or more of the Company’s common stock without the approval of the Board. The Rights Agreement was amended in 2021, 2022, 2023 and 2024 to extend the expiration date and shall expire on December 30, 2025.

Preferred Stock

In 2020, the Company designated 45,000 shares of its preferred stock with par value of $0.001 per share as Series A Junior Participating Preferred Stock. The remaining 9,955,000 shares of preferred stock with par value of $0.001 remain undesignated. None of the preferred shares were issued and outstanding at December 31, 2024 and 2023.

NOTE 10 – INCOME TAXES

Loss before income taxes summarized by region was as follows:

(in thousands)	December 31, 2024	December 31, 2023
United States	$22,603	$20,286
Foreign	19,479	9,722
Total loss before income taxes	42,082	30,008

The provision for income taxes consists of the following components:

	December 31, 2024	December 31, 2023
Current expense (benefit)	$-	$-
Federal	-	-
State	-	-
Foreign	-	-
Current income tax expense	-	-

Deferred expense (benefit)	-	-
Federal	-	-
State	-	-
Foreign	-	-
Deferred income tax	-	-
Net deferred taxes	$-	$-

A reconciliation of income tax benefit computed using the federal statutory income tax rate to the Company’s tax expense is as follows:

(in thousands, except percentage)	December 31, 2024	December 31, 2023
Federal tax benefit at statutory rate (21%)	$(8,837)	$(6,302)
Stock-based compensation	1,297	1,143
State income tax benefit, net of federal tax effect	(320)	(222)
Foreign tax differential	(482)	(241)
Research credits	268	266
Other	2	3
Return to provision adjustment	2,052	335
Change in valuation allowance	6,020	5,018
Income tax benefit	$-	$-

The principal components of deferred tax assets and liabilities consist of the following at December 31, 2024 and 2023, respectively:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets
Stock-based compensation	$2,142	$2,208
Research and development	4,716	2,900
Federal NOL carryforwards	8,686	6,849
State NOL carryforwards	1,923	1,685
Foreign NOL carryforwards	8,221	5,965
Total deferred tax assets	25,688	19,607
Less valuation allowance	(25,688)	(19,607)
Net deferred tax assets	$-	$-

We file income tax returns in the United States, the United Kingdom and Australia. The Company is no longer subject to Internal Revenue Service tax examinations by tax authorities for years prior to 2021. The United Kingdom and Australia are no longer subject to income tax examination for years prior to 2023 and 2022, respectively.

As of December 31, 2024, the Company has a federal net operating loss carryforward of approximately $41.4 million, a United Kingdom net operating loss carryforward of $17.4 million and an Australia net operating loss carryforward of $19.7 million. The federal net operating loss carryforwards for 2017 will begin to expire in the year ending December 31, 2037. The remaining federal net operating loss carryforwards generated after 2017 have no expiration. The United Kingdom and Australia net operating losses have no expiration. The Company has net operating loss carryforwards in California and Florida of $14.9 million and $24.2 million, respectively, of which the California net operating losses will begin to expire in the year ending December 31, 2037, and the Florida net operating losses have no expiration.

The Company’s gross deferred tax assets of $25.7 million and $19.6 million at December 31, 2024 and 2023, respectively, primarily consist of net operating loss carryforwards for income tax purposes. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been recorded. The change in the valuation allowance was $6,081,000 during the year ended December 31, 2024.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2024, and 2023, the Company has no significant uncertain tax positions. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

NOTE 11 – COLLABORATIVE AGREEMENTS

During September 2020, the Company was awarded a grant from the National Institutes of Health (“NIH”). The grant will support a Phase 2 study of XPro in patients with treatment resistant depression. During 2024, the grant was reduced from approximately $2.9 million to approximately $2.0 million. As of December 31, 2024, the Company has not received any proceeds pursuant to this grant.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease

During September 2021, the Company signed a lease agreement with a third party for office space in Boca Raton, Florida. The operating lease has a 64-month term and commenced during the fourth quarter of 2021.

Future minimum payments pursuant to the leases are as follows:

(in thousands, except years)
2025	193
2026	198
2027	51
Total lease payments	442
Less: imputed interest	(58)
Present value of future lease payments	384
Less: operating lease, current liabilities	(140)
Long-term operating lease liabilities	$244

During the years ended December 31, 2024 and 2023, the Company recognized $161,000 and $163,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

Dispute

The Company has an ongoing dispute with a vendor in which the Company believes that the vendor did not properly provide services for which they have invoiced the Company. As of December 31, 2024, the Company has outstanding invoices with the vendor which aggregate approximately $1.6 million, of which the Company has recorded approximately $0.2 million, which is the Company’s estimate of the obligation incurred, and the remaining $1.4 million has not been recorded by the Company as the Company believes the invoices were sent erroneously. The Company and the vendor are still attempting to resolve the dispute and legal proceedings have not been threatened.

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

NOTE 13 – SEGMENT INFORMATION

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Financial Officer, who reviews the financial statements on a consolidated basis. The CODM uses the Company’s long-range plan to allocate resources. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using consolidated loss from operations.

Significant expenses within loss from operations, as well as within net loss, include research and development and general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations and Comprehensive Loss. Other segment items within net loss include other income (expense), net.

The Company’s long-lived assets consist primarily of acquired in-process research and development intangible assets which are located in the United States.

NOTE 14 – SUBSEQUENT EVENTS

Cordstrom License Agreement

On February 6, 2025, the Company and GOSH entered into a license agreement for the exclusive commercial use to clinical trial data associated with the Mission EB study investigating the potential of CORDStrom to treat RDEB in pediatric patients. The Company owns the intellectual property covering CORDStrom, the investigational medicinal product used in the Mission EB study. In addition, the Company owns intellectual property and maintains trade secret protections covering the manufacturing of CORDStrom. With this license to the clinical trial data, the Company intends to prepare applications seeking marketing authorization of CORDStrom for treatment of pediatric RDEB in each of the FDA, EMA, and MHRA. Terms of the license agreement include an upfront payment of £250,000 (approximately $0.3 million at February 6, 2025) and a single milestone payment of up to £6,000,000 (approximately $7.5 million at February 6, 2025) due on the first to occur marketing authorization to be granted by the FDA, EMA or MHRA. In addition to these financial terms, the Company has also agreed to certain patient access obligations, including sponsoring the supply of CORDStrom to UK patients enrolled in an open label continuation of the Mission EB study.

Sales of Common Stock

During the period from January 1, 2025 through March 27, 2025, the Company sold 649,860 shares of its common stock through its ATM program for net proceeds of $5.3 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Management’s Report on Internal Control Over Financial Reporting

Our CEO and our CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal controls over financial reporting were effective based on those criteria, as of December 31, 2024.

Changes in Internal Control over Financial Reporting

None.

Item 9B. Other Information

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the Proxy Statement) for its annual meeting of stockholders, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2024:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	7,203,307	(1)	$8.29	137,218	(2)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	7,203,307		$8.29	137,218

(1)	Consists of shares subject to outstanding stock options, under the Amended and Restated INmune Bio Inc. 2021 Stock Incentive Plan (the “2021 Plan”), the 2019 Stock Incentive Plan (the “2019 Plan”) and INmune Bio Inc. 2017 Stock Incentive Plan (the “2017 Plan) some of which are vested and some of which remain subject to the vesting of the respective equity award.

(2)	Consists of shares available for future issuance under the 2021 Plan and the 2019 Plan.

Other

The other information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annal Report by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

PART IV

Item 15. Exhibits.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

3.3	First Amendment to the Bylaws of INmune Bio Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2024).

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of INmune Bio Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K Filed with the SEC on December 30, 2020).

4.1	Description of Securities of INmune Bio Inc. (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the SEC on March 3, 2022).

4.2	Form of Registrant’s common stock certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

4.4	Rights Agreement, dated as of December 30, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2020).

4.5	Amendment No. 1 to the Rights Agreement between INmune Bio Inc. and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

4.6	Amendment No. 2 to the Rights Agreement between INmune Bio Inc. and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2022).

4.7	Amendment No. 3 to the Rights Agreement between INmune Bio Inc. and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023).

4.8	Amendment No. 4 to the Rights Agreement between INmune Bio Inc. and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

10.1	License Agreement between INmune Bio Inc. and Immune Ventures LLC (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.2	Assignment and Assumption Agreement with Immune Ventures LLC (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.3	Exclusive License Agreement by the University of Pittsburgh of the Common Wealth system of Higher Education and Immune Ventures LLC (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.4	First Amendment to Exclusive License Agreement by and between the University of Pittsburgh of the Commonwealth system of Higher Education and Immune Ventures, LLC (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.5	Material Transfer and License Agreement between Anthony Nolan Cord Blood Bank and Immune Bio International LTD. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.6	Consulting Agreement between INmune Bio Inc. and Mark Lowdell (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.7	INmune Bio Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.8	Form of Incentive Option Agreement with employees (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.9	Form of Incentive Option Agreement with non-employee directors (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.10	License Agreement between INmune Bio Inc. and Xencor, Inc. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.11	Amendment to the Consultancy Agreement between INmune Bio Inc. and Mark Lowdell (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.12	INmune Bio Inc. 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.29 to the Form 10-K filed with the SEC on March 11, 2020).

10.13	At-the-Market Sales Agreement, dated April 16, 2020 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2020).

10.14	Amendment No. 1 to At-the-Market Sales Agreement 2020 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 19, 2020).

10.15	Employment Agreement effective as of January 1, 2021 between INmune Bio Inc. and Raymond J. Tesi (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on March 4, 2021).

10.16	Employment Agreement effective as of January 1, 2021 between INmune Bio Inc. and David Moss (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 4, 2021).

10.17	Lease Agreement dated September 13, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 15, 2021).

10.18	At-the-Market Sales Agreement, dated March 10, 2021 between the Company and BTIG, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.19	INmune Bio Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 3, 2021).

10.20	Option Cancellation Agreement between the Company and Xencor, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.21	First Amendment to License Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.22	Loan and Security Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.23	Warrant to purchase common stock issued to SVB Innovation Credit Fund VIII, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.24	Warrant to purchase common stock issued to Silicon Valley Bank (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.25	Form of nonqualified stock option agreement option agreement between the Company and non-employee directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2021).

10.26	Form of incentive stock option agreement between the Company and employees (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 24, 2021).

10.27	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.28	Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.29	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.30	Amended and Restated INmune Bio Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 1, 2023).

10.31	Amendment No. 1 to At-the-Market Sales Agreement, dated August 16, 2023, between INmune Bio Inc., and BTIG, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 16, 2023).

10.32	First Amendment to Exclusive License Agreement between INmune Bio Inc. and Immune Ventures LLC dated April 17, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2023).

10.33	Second Amendment to Exclusive License Agreement by and between the University of Pittsburgh of the Commonwealth system of Higher Education and Immune Ventures, LLC dated April 17, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 20, 2023).

10.34	Securities purchase agreement to purchase common stock and warrants (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 22, 2024).

10.35	Warrant to purchase common stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 22, 2024).

10.36	Securities purchase agreement to purchase common stock and warrants (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 26, 2024).

10.37	Warrant to purchase common stock (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 26, 2024).

10.38	Placement Agency Agreement, dated April 24, 2024, between INmune Bio Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on April 26, 2024).

10.39	Form of Nonqualified Option Agreement of INmune Bio Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 16, 2024).

10.40	Form of Incentive Stock Option Agreement of INmune Bio Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on May 16, 2024).

10.41	Incentive Stock Option Agreement between INmune Bio Inc. and Dr. Tesi, dated June 10, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 13, 2024).

10.42	Securities purchase agreement to purchase common stock and warrants (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 16, 2024).

10.43	Warrant to purchase common stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 16, 2024).

10.44

At-the-Market Sales Agreement, dated August 9, 2024, by and among INmune Bio Inc., RBC Capital Markets, LLC and BTIG, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on August 9, 2024).

19.1	Insider Trading Policy.*

21.1	Subsidiaries.*

23.1	Consent of Marcum LLP, independent registered public accounting firm.*

31.1	Certification of principal executive officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	INmune Bio Policy for recovery of erroneously awarded compensation (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on March 28, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMUNE BIO INC.

/s/ Raymond J. Tesi
Dated: March 27, 2025	Raymond J. Tesi, M.D.
Chief Executive Officer
(Principal Executive Officer)

/s/ David J. Moss
Dated: March 27, 2025	David J. Moss
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. Tesi
Raymond J. Tesi, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2025

/s/ David J. Moss
David J. Moss	Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)	March 27, 2025

/s/ Timothy Schroeder
Timothy Schroeder	Director	March 27, 2025

/s/ J. Kelly Ganjei
J. Kelly Ganjei	Director	March 27, 2025

/s/ Scott Juda, JD
Scott Juda, JD	Director	March 27, 2025

/s/ Marcia Allen
Marcia Allen	Director	March 27, 2025