Form 10-Q
period 2025-03-31
Inmune Bio, Inc.
filed 2025-05-08
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38793

INMUNE BIO INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5205835
(State of incorporation)	(I.R.S. Employer Identification No.)

225 NE Mizner Blvd., Suite 640

Boca Raton, FL 33432

(Address of principal executive office) (Zip code)

(561) 710-0512

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

As of May 8, 2025, there were 23,210,377 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,337	$20,922
Research and development tax credit receivable	1,283	1,181
Other tax receivable	133	228
Prepaid expenses and other current assets	207	331
TOTAL CURRENT ASSETS	20,960	22,662

Operating lease – right of use asset	278	307
Other assets	49	79
Acquired in-process research and development intangible assets	16,514	16,514

TOTAL ASSETS	$37,801	$39,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,198	$6,539
Accounts payable and accrued liabilities – related parties	103	25
Deferred liabilities	480	517
Operating lease, current liabilities	146	140
TOTAL CURRENT LIABILITIES	7,927	7,221

Long-term operating lease liability	201	244
TOTAL LIABILITIES	8,128	7,465

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 22,930,411 and 22,280,451 shares issued and outstanding, respectively	23	22
Additional paid-in capital	203,103	195,754
Accumulated other comprehensive loss	(610)	(575)
Accumulated deficit	(172,843)	(163,104)
TOTAL STOCKHOLDERS’ EQUITY	29,673	32,097

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,801	$39,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
REVENUE	$50	$14

OPERATING EXPENSES
General and administrative	2,316	2,338
Research and development	7,639	8,693
Total operating expenses	9,955	11,031

LOSS FROM OPERATIONS	(9,905)	(11,017)

OTHER INCOME (EXPENSE), NET	166	(8)

NET LOSS	$(9,739)	$(11,025)

Net loss per common share – basic and diluted	$(0.43)	$(0.61)

Weighted average common shares outstanding – basic and diluted	22,496,191	18,026,473

COMPREHENSIVE LOSS
Net loss	$(9,739)	$(11,025)
Other comprehensive income (loss) – foreign currency translation	(35)	130
Total comprehensive loss	$(9,774)	$(10,895)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2024	22,280,451	$22	$195,754	$(575)	$(163,104)	$32,097
Stock-based compensation	-	-	2,076	-	-	2,076
Sale of common stock for cash	649,860	1	5,272	-	-	5,273
Exercise of warrants for cash	100	-	1	-	-	1
Loss on foreign currency translation	-	-	-	(35)	-	(35)
Net loss	-	-	-	-	(9,739)	(9,739)
Balance as of March 31, 2025	22,930,411	$23	$203,103	$(610)	$(172,843)	$29,673

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

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,739)	$(11,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,076	1,779
Accretion of debt discount	-	34
Changes in operating assets and liabilities:
Research and development tax credit receivable	(102)	(228)
Other tax receivable	95	(20)
Prepaid expenses	124	401
Prepaid expenses – related party	-	119
Other assets	30	25
Accounts payable and accrued liabilities	659	1,393
Accounts payable and accrued liabilities – related parties	78	21
Deferred liabilities	(37)	31
Operating lease liabilities	(8)	(6)
Net cash used in operating activities	(6,824)	(7,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash	5,273	-
Exercise of warrants for cash	1	-
Repayments of debt	-	(2,500)
Net provided by (used in) financing activities	5,274	(2,500)

Impact on cash from foreign currency translation	(35)	130

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,585)	(9,846)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,922	35,848
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,337	$26,002

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

INmune Bio Inc. (the “Company” or “INmune Bio”) was organized in the State of Nevada on September 25, 2015 and is a clinical stage biotechnology pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune Bio has three product platforms. The DN-TNF product platform utilizes dominant-negative technology to selectively neutralize soluble TNF, a key driver of innate immune dysfunction and mechanistic target of many diseases. DN-TNF is currently being developed for Alzheimer’s and treatment resistant depression (“XPro”). The CORDStrom product platform is a pooled, human umbilical cord mesenchymal stem cell product currently being developed to treat recessive dystrophic epidermolysis bullosa (“RDEB”). The Natural Killer Cell Priming Platform includes INKmune aimed at priming the patient’s NK cells to eliminate minimal residual disease in patients with cancer. INmune Bio’s product platforms utilize a precision medicine approach for the treatment of a wide variety of hematologic malignancies, solid tumors and chronic inflammation.

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the three months ended March 31, 2025, the Company incurred a net loss of $9.7 million and had net cash flows used in operating activities of $6.8 million. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025.

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

At March 31, 2025 and 2024, the Company had potentially issuable shares as follows:

	March 31,
	2025	2024
Stock options	7,303,307	5,496,000
Warrants	3,944,138	45,386
Total	11,247,445	5,541,386

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

Segment Information

We have one primary business activity and operate in one reportable segment.

Our chief operating decision maker (“CODM”) is our Chief Financial Officer who evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. The measures of profitability and the significant segment expenses reviewed by the CODM are consistent with these financial statements and footnotes.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024 and for interim periods for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its consolidated financial statements.

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2025, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At March 31, 2025 and December 31, 2024, the Company recorded a research and development tax credit receivable of $1,283,000 and $1,181,000, respectively, for R&D expenses incurred in Australia.

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

Cordstrom License Agreement

On February 6, 2025, the Company and Great Ormond Street Hospital for Children NHS Foundation Trust (“GOSH”) entered into a license agreement for the exclusive commercial use to clinical trial data associated with a GOSH study investigating the potential of CORDStrom to treat RDEB in pediatric patients (the ”MissionEB study”). The Company owns the intellectual property covering CORDStrom, the investigational medicinal product used in the Mission EB study. In addition, the Company owns intellectual property and maintains trade secret protections covering the manufacturing of CORDStrom. With this license to the clinical trial data, the Company intends to prepare applications seeking marketing authorization of CORDStrom for treatment of pediatric RDEB in each of the FDA, EMA, and MHRA. Terms of the license agreement include an upfront payment of £250,000 (approximately $0.3 million at March 31, 2025) and a single milestone payment of up to £6,000,000 (approximately $7.8 million as of March 31, 2025) due on the first to occur marketing authorization to be granted by the FDA, EMA or MHRA, which had not occurred as of March 31, 2025. At March 31, 2025 and December 31, 2024, the Company recorded $0.3 million and $0, respectively, payable to GOSH within accounts payable and accrued liabilities in the consolidated balance sheets.

Pursuant to the GOSH license agreement, the Company has an obligation to provide CORDStrom to the MissionEB study at no cost. While Part 1 of the study is completed, Part 2 of the MissionEB study is currently uninitiated due to a lack of funding by the National Health Services England (“NHSE”). It is unknown whether funding for the study will be allocated by NHSE or its successor agency in the United Kingdom. The Company has not recorded an estimated obligation for the supply of the MissionEB trial with CORDStrom as it is unknown if the MissionEB trial will resume.

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

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by Immune Ventures. RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer, are the owners of Immune Ventures. No sales have occurred under this license. During December 2023, the Company initiated a Phase I trial with INKmune in patients with metastatic castration-resistant prostate cancer. At December 31, 2024 and March 31, 2025, the Company recorded $25,000 payable to Immune Ventures within accounts payable and accrued liabilities – related parties in the consolidated balance sheet.

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

Annual maintenance fees under the PITT Agreement include $25,000 due on June 26, 2025 and thereafter until first commercial sale. The Company had no amounts owed pursuant to the PITT Agreement as of March 31, 2025.

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

The Company had no amounts owed pursuant to the PITT Agreement as of March 31, 2025.

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

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025:
Cash equivalents
Treasury Bills	$8,627	$8,627	$-	$-
Money market funds	10,348	10,348	-	-
Total cash equivalents	$18,975	$18,975	$-	$-

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024:
Cash equivalents
Treasury Bills	$10,260	$10,260	$-	$-
Money market fund	10,328	10,328	-	-
Total cash equivalents	$20,588	$20,588	$-	$-

NOTE 6 – LEASE

The Company leases office space in Florida from a third party. The lease agreement has a 64-month term and commenced during the fourth quarter of 2021.

Below is a summary of the Company’s right-of-use assets and liabilities:

(in thousands, except years and rate)	March 31, 2025	December 31, 2024
Right-of-use asset	$278	$307

Operating lease, current liability	$146	$140
Long-term operating lease liability	201	244
Total lease liability	$347	$384

Weighted-average remaining lease term	2.0 years	2.3 years

Weighted-average discount rate	12.0%	12.0%

NOTE 7 – RELATED PARTY TRANSACTIONS

UCL

At March 31, 2025 and December 31, 2024, the Company recorded a payable to UCL of $52,000 and $0, respectively, for medical research performed on behalf of the Company. During the three months ended March 31, 2025 and 2024, the Company made no payments to UCL. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

AmplifyBio

At March 31, 2025 and December 31, 2024, the Company recorded a payable to AmplifyBio of $26,000 and $0, respectively, for medical research performed on behalf of the Company. During the three months ended March 31, 2025 and 2024, the Company paid AmplifyBio $41,000 and $142,000, respectively. The CEO of AmplifyBio is on the Board of Directors of the Company.

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

For the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $0 and $357,000, respectively, related to the Term Loan.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock – At the Market Offering

During August 2024, the Company entered into an amended and restated at-the-market sales agreement with RBC Capital Markets LLC and BTIG (together, the “Sales Agents”) relating to the offer and sale of shares of our common stock with an aggregate offering price of up to $75.0 million. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares. During the three months ended March 31, 2025, the Company issued and sold 649,860 shares of common stock at an average price of $8.37 per share under the ATM program. The aggregate net proceeds were approximately $5.3 million after commission expenses. At March 31, 2025, the Company had $69.4 million of common stock available under the amended and restated at-the-market agreement.

Stock options

The following table summarizes stock option activity during the three months ended March 31, 2025:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	7,203,307	$8.29	6.49	$1,218
Options granted	100,000	$7.88	10.0	-
Options exercised	-	$-	-	-
Options cancelled	-	$-	-	-
Outstanding at March 31, 2025	7,303,307	$8.28	6.29	$9,372
Exercisable at March 31, 2025	5,124,039	$8.71	5.01	$6,248

During the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of approximately $2.1 million and $1.8 million, respectively, related to the vesting of stock options. As of March 31, 2025, there was approximately $10.8 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.59 years.

Warrants

The Company issued warrants to the Company’s lenders upon obtaining a loan in June 2021. The warrants have a 10-year term and an exercise price of $14.05. At March 31, 2025, respectively, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

During April 2024, the Company issued 1,557,592 warrants to investors in connection with the sale of common stock. At March 31, 2025, 1,557,592 of these warrants are outstanding and are exercisable for cash at a weighted average price of $9.59 per share. The intrinsic value of these warrants was $0 as of March 31, 2025.

During September 2024, the Company issued 2,341,260 warrants to investors in connection with the sale of common stock. At March 31, 2025, 2,341,160 of these warrants are outstanding and are exercisable for cash at a weighted average price of $6.40 per share. The intrinsic value of these warrants was $3,301,036 as of March 31, 2025.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three months ended March 31, 2025 and 2024 respectively:

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Research and development	$830	$702
General and administrative	1,246	1,077
Total	$2,076	$1,779

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

NOTE 10 – COLLABORATIVE AGREEMENTS

The Company has a grant awarded by the National Institutes of Health for approximately $2.0 million which will support a Phase 2 study of XPro in patients with treatment resistant depression. As of March 31, 2025, the Company has not received any proceeds pursuant to this grant.

NOTE 11 – COMMITMENTS

Lease

During September 2021, the Company signed a lease agreement with a third party for office space in Boca Raton, Florida. The lease agreement has a 64-month term and commenced during the fourth quarter of 2021.

Future minimum payments pursuant to the leases are as follows:

(in thousands, except years)
2025	$144
2026	198
2027	51
Total lease payments	393
Less: imputed interest	(46)
Present value of future lease payments	347
Less: operating lease, current liabilities	(146)
Long-term operating lease liabilities	$201

During the three months ended March 31, 2025 and 2024, the Company recognized $40,000 and $39,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

Dispute

The Company has an ongoing dispute with a vendor in which the Company believes that the vendor did not properly provide services for which they have invoiced the Company. As of March 31, 2025, the Company has outstanding invoices with the vendor which aggregate approximately $1.6 million, of which the Company has recorded approximately $0.2 million, which is the Company’s estimate of the obligation incurred, and the remaining $1.4 million has not been recorded by the Company as the Company believes the invoices were sent erroneously. The Company and the vendor are still attempting to resolve the dispute and legal proceedings have not been threatened.

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

NOTE 12 – SUBSEQUENT EVENTS

Sales of Common Stock

During the period from April 1, 2025 through May 8, 2025, the Company sold 279,966 shares of its common stock through its ATM program for net proceeds of $2.1 million.

Collaboration Agreement

During April 2025, INmune Bio International Limited, a wholly-owned subsidiary of the Company and a vendor entered into a collaboration agreement pursuant to which we were granted a two year lease for manufacturing space in the United Kingdom. The collaboration agreement requires a deposit of approximately $0.5 million, an upfront payment of approximately $0.2 million and additional minimum payments of approximately $1.3 million in the first year and approximately $2.6 million in the second year in addition to certain variable payments based on facility usage.

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

Description of Business

Overview

Our objective is to develop and commercialize our product candidates to treat diseases where the innate immune system is dysfunctional causing or contributing to the patient’s disease. Innate immune dysfunction can occur for a variety of reasons including genetics, lifestyle, and other factors. However, age plays a significant role in the development of immune dysfunction. Innate immune dysfunction can be seen in cancer where Natural Killer (“NK”) cells are impaired and facilitate a tumor’s evasion of the immune system and subsequent disease progression. Chronic inflammation is implicated in neurologic and metabolic diseases where it impairs the innate immune system. Our primary focus continues to be treatment of cancer with INKmune and treatment of Alzheimer’s Disease (“AD”) and Treatment Resistant Depression (“TRD”) with XPro1595. We have added CORDStrom, a pooled, human umbilical cord mesenchymal stem cell product to treat recessive dystrophic epidermolysis bullosa (“RDEB”), a pediatric orphan disease caused by mutations in the COL7A1 gene that results in a debilitating disease of skin blistering, dysphagia and failure to thrive with chronic wound problems that often results in fatal squamous cell carcinoma.

XPro1595 (“XPro”), targets Alzheimer’s Disease and TRD. XPro for AD has completed Phase I trials and a Phase II trial has completed enrollment of patients at clinical sites in the United Kingdom, EU, Australia and Canada. Patients are currently being treated with XPro for Early AD as part of that clinical trial. TRD is being prepared for Phase II trials. We expect to start a pivotal global registration trial in patients with AD after the results of the Phase II trial have been analyzed. The INKmune program is in an open label Phase II trial in metastatic castrate resistant prostate cancer (“mCRP”C). CORDStrom for the treatment of children with RDEB has completed a pivotal blinded randomized cross-over trial. The data will be submitted for a marketing authorization by filing a Biologics License Application (“BLA”) with the FDA in the US which is anticipated in the first half of 2026. Afterwards, the company intends to file a Marketing Authorization Application (MAA) in the United Kingdom and EU.

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

The successful completion of the Phase I trial in AD has informed the design of a blinded randomized, placebo-controlled Phase II trial in patients with early ADi. Early AD includes patients with AD and MCI who have at least one biomarker of inflammation (ADi). The ADi trial is a blinded randomized trial to test if treatment of early AD patients with neuroinflammation with XPro will affect cognitive decline. Two hundred and eight patients have been enrolled in a 2:1 ratio (XPro vs placebo). The patients received 1mg/kg/week as a subcutaneous injection for six months. An enrichment strategy identical to the successful strategy used in the Phase I trial is used to ensure patients have neuroinflammation. All patients have one or more enrichment criteria: elevated blood level of at least one of C-reactive protein, hemoglobin A1c, erythrocyte sedimentation and at least one allele of ApoE4. The primary end-point will be Early/mild Alzheimer’s Cognitive Composite (“EMACC”), a validated cognitive measure that is more sensitive than traditional end-points used in many studies of patients with early AD. The AD program is open in Australia, Canada, the United Kingdom, France, Germany, Spain, Czech Republic and Slovakia.

Full enrollment in the Phase II AD trial occurred in late 2024 with 208 patients enrolled. Data is expected to be reported during June. After all the data is analyzed, the Company plans an end-of-phase II meeting with the FDA to finalize plans for the pivotal Phase III trial. XPro for treatment of AD may be eligible for one or both accelerated approval pathways. We expect to be eligible for Break Through status after completion of the Phase II trial in 2025.

Effective therapy for TRD is a large unmet need. Twenty percent of patients with a Major Depressive Disorder have TRD. Once third of TRD patients have peripheral biomarkers to inflammation (elevated CRP). This is a large patient population. The role of TNF and anti-TNF therapeutics was explored in a small open label clinical trial by Prof. Andrew Miller, MD of Emory University demonstrated the patients have elevated TNF levels and treatment with infliximab treated their depression (Miller, 2011). The Company has a $2.0M USD award from the National Institute of Mental Health (“NIMH”) to treat TRD with XPro. To date, these funds have not been impacted by any changes at the NIH. The blinded, randomized Phase II trial will use biomarkers of peripheral inflammation to select patients with TRD for enrollment. Patients will be treated for 6 weeks. Primary end-points include both clinical and neuroimaging measures. The TRD trial is expected to start enrollment during 2025 once NIMH funds have been released.

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

Children with RDEB have skin that is damaged by even the smallest amount of friction which causes severe blistering, deep wounds, and scars. It is caused by a fault in a gene that makes collagen, a protein that holds the skin layers together. There are limited options available for treatment, none that adequately meet the needs of patients, and the condition gets worse over time with most children reliant on a wheelchair as they move into their teenage years. Many of those with an RDEB diagnosis will also go on to develop aggressive life-threatening skin cancer in adulthood caused by the accumulated damage to their skin. The Company estimates roughly 2,000 people suffer from RDEB in the US, United Kingdom and EU representing a large unmet opportunity to potentially provide routine clinical care to these children.

Since 2020, the Company has supplied CORDStrom HucMSCs as an investigational medical product to the Great Ormond Street Hospital (“GOSH”), London, in connection with the MissionEB study, which was primarily funded by a grant from the National Institute for Health and Care Research (“NIHR”) in the United Kingdom. INmune Bio was compensated for CORDStrom used in the trial and was not a sponsor of the Mission EB study. Investigators recently concluded a double blinded, placebo-controlled arm of the study, which evaluated the safety and efficacy of CORDStrom in 30 pediatric patients (less than 16 years old) in the United Kingdom with intermediate and severe RDEB using a novel cross-over clinical trial design. Patients were randomized to CORDStrom or placebo arms and received 2, intravenous infusions two weeks apart and then followed for 9 months. Each child then crossed over to the other arm and received two doses of placebo or CORDStrom two weeks apart with a further 9-month follow-up.

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

The Mission EB data form the basis of a license that was entered into between INmune Bio and GOSH, whereby the Company gains exclusive access to the clinical study data for commercial uses in exchange for payment of an initiation milestone of £250,000 (approximately $0.3 million at March 31, 2025) and a single development milestone of approximately £6 million (approximately $7.8 million at March 31, 2025) due on receipt of first marketing authorization from the FDA, EMA, or MHRA, which has not occurred yet, and an ongoing commitment to supply CORDStrom to patients enrolled in an open label arm of the Mission EB trial, subject to certain limitations.

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

We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $9.7 million for the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $19.3 million and $20.9 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements for the three months ended March 31, 2025. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations.

Other Developments

The new U.S. administration has announced or imposed a series of tariffs on U.S. trading partners. In response, several countries have threatened or imposed retaliatory measures. At this time, we do not anticipate the tariffs and changes in trade policies in place as of the filing of this Quarterly Report on Form 10-Q to have a significant adverse effect on our business or operations.

Following recent changes more broadly within the NIH and FDA, we have not noticed any disruption of communications with the NIH and FDA to date and continue to maintain productive interactions. To date, there has been no impact to the Company’s operations due to any changes at the NIH or FDA.

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	clinical trial and regulatory-related costs;

●	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;

●	manufacturing and testing costs and related supplies and materials; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation.

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2025	2024
External Costs
DN-TNF - Alzheimer’s disease	$4,852	$6,354
INKmune – (High Risk MDS/AML & Prostate cancer) and CORDStrom	1,273	1,187
Preclinical and other programs	-	113
Accrued research and development rebate	(93)	(309)
Total external costs	6,032	7,345
Internal costs	1,607	1,348
Total	$7,639	$8,693

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Revenues	$50	$14	$36
Operating expenses:
Research and development	7,639	8,693	(1,054)
General and administrative	2,316	2,338	(22)
Total operating expenses	9,955	11,031	(1,076)
Loss from operations	(9,905)	(11,017)	1,112
Other expense, net	166	(8)	174
Net loss	$(9,739)	$(11,025)	$1,286

Revenues

During the three months ended March 31, 2025 and 2024, the Company sold MSC’s to third-parties and recognized $50,000 and $14,000, respectively, of revenues.

General and Administrative

General and administrative expenses were approximately $2.3 million during each of the three months ended March 31, 2025 and 2024, respectively.

Research and Development

Research and development expenses were approximately $7.6 million during the three months ended March 31, 2025, compared to approximately $8.7 million during the three months ended March 31, 2024. The change in research and development expenses during the three months ending March 31, 2025 compared to the three months ending March 31, 2024 is largely due to incurring $1.5 million less expenses related to our Alzheimer’s clinical program due to the Company nearing the completion of the Phase 2 clinical trial, partially offset by $0.3 million of higher employee compensation costs and a decrease of $0.2 million of accrued rebate.

Other Expense, net

During the three months ended March 31, 2025, the Company recorded $0.2 million of other income due to the Company earning interest income on its cash investments. The increase in other income from the prior year is due to the Company paying off its debt in 2024.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $9.7 million and $11.0 million for the three months ended March 31, 2025 and 2024, respectively. Net cash used in operating activities was $6,824,000 and $7,476,000 for the three months ended March 31, 2025 and 2024, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of March 31, 2025, we had cash and cash equivalents of $19,336,000. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

During the period from April 1, 2025 through May 8, 2024, the Company sold 279,966 shares of common stock at an average price of $7.62 for gross proceeds of approximately $2.1 million under the ATM offering.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, costs incurred to manufacture our drugs under development, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs significant research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of March 31, 2025, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.1 million.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements for the year ended March 31, 2025. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $19.3 million and total current assets were $21.0 million at March 31, 2025, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash and cash equivalents (used in) provided by:
Operating activities	$(6,824)	$(7,476)
Financing activities	5,274	(2,500)
Change in cash and cash equivalents	(1,550)	(9,976)
Impact on cash from foreign currency translation	(35)	130
Cash and cash equivalents, beginning of period	20,922	35,848
Cash and cash equivalents, end of period	$19,337	$26,002

Operating Activities

Operating activities used approximately $6.8 million of cash during the three months ended March 31, 2025, and was primarily due to our loss of $9.7 million, partially offset by non-cash stock-based compensation of $2.1 million and changes in our net operating assets and liabilities of $0.8 million which is mainly due to an increase in accounts payable and accrued liabilities of $0.7 million.

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

Financing Activities

During the three months ended March 31, 2025, the Company sold 649,860 shares of common stock in exchange for net proceeds of $5.3 million.

During the three months ended March 31, 2024, the Company repaid $2.5 million of its debt.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and there have been no material changes during the three months ended March 31, 2025.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

No.	Description
10.2	License Agreement, dated February 6, 2025, between INmune Bio Inc. and Great Ormond Street Hospital for Children NHS Foundation Trust (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 10, 2025)

10.2	Termination Letter, dated February 6, 2025, between INmune Bio Inc. and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 10, 2025)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INmune Bio Inc.

Date: May 8, 2025	By:	/s/ Raymond J. Tesi
Raymond J. Tesi
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ David J. Moss
David J. Moss
Chief Financial Officer, Treasurer, Secretary
(Principal Financial and Accounting Officer)