Form 10-Q
period 2025-06-30
Inmune Bio, Inc.
filed 2025-08-07
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of August 7, 2025, there were 26,585,258 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,374	$20,922
Research and development tax credit receivable	1,605	1,181
Other tax receivable	550	228
Prepaid expenses and other current assets	505	331
TOTAL CURRENT ASSETS	36,034	22,662

Equipment	706	-
Operating lease – right of use asset	374	307
Other assets	570	79
Acquired in-process research and development intangible assets	-	16,514

TOTAL ASSETS	$37,684	$39,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,671	$6,539
Accounts payable and accrued liabilities – related parties	184	25
Deferred liabilities	511	517
Operating lease, current liabilities	220	140
TOTAL CURRENT LIABILITIES	8,586	7,221

Long-term operating lease liabilities	231	244
TOTAL LIABILITIES	8,817	7,465

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 26,585,258 and 22,280,451 shares issued and outstanding, respectively	27	22
Additional paid-in capital	226,904	195,754
Accumulated other comprehensive loss	(763)	(575)
Accumulated deficit	(197,301)	(163,104)
TOTAL STOCKHOLDERS’ EQUITY	28,867	32,097

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,684	$39,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE	$-	$-	$50	$14

OPERATING EXPENSES
General and administrative	2,253	2,812	4,569	5,150
Research and development	5,804	7,053	13,443	15,746
Impairment of acquired in-process research and development intangible assets	16,514	-	16,514	-
Total operating expenses	24,571	9,865	34,526	20,896

LOSS FROM OPERATIONS	(24,571)	(9,865)	(34,476)	(20,882)

OTHER INCOME, NET	113	119	279	111

NET LOSS	$(24,458)	$(9,746)	$(34,197)	$(20,771)

Net loss per common share – basic and diluted	$(1.05)	$(0.50)	$(1.49)	$(1.11)

Weighted average common shares outstanding – basic and diluted	23,298,455	19,307,323	22,899,539	18,666,898

COMPREHENSIVE LOSS
Net loss	$(24,458)	$(9,746)	$(34,197)	$(20,771)
Other comprehensive income (loss) – foreign currency translation	(153)	(44)	(188)	86
Total comprehensive loss	$(24,611)	$(9,790)	$(34,385)	$(20,685)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2024	22,280,451	$22	$195,754	$(575)	$(163,104)	$32,097
Stock-based compensation	-	-	2,076	-	-	2,076
Sale of common stock for cash	649,860	1	5,272	-	-	5,273
Exercise of warrants for cash	100	-	1	-	-	1
Loss on foreign currency translation	-	-	-	(35)	-	(35)
Net loss	-	-	-	-	(9,739)	(9,739)
Balance as of March 31, 2025	22,930,411	23	203,103	(610)	(172,843)	29,673
Stock-based compensation	-	-	1,534	-	-	1,534
Sale of common stock for cash	3,654,847	4	22,267	-	-	22,271
Loss on foreign currency translation	-	-	-	(153)	-	(153)
Net loss	-	-			(24,458)	(24,458)
Balance as of June 30, 2025	26,585,258	$27	$226,904	$(763)	$(197,301)	$28,867

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

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,197)	$(20,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,610	4,129
Accretion of debt discount	-	58
Impairment of acquired in-process research and development intangible assets	16,514	-
Changes in operating assets and liabilities:
Research and development tax credit receivable	(424)	(1,238)
Other tax receivable	(322)	267
Prepaid expenses	(174)	497
Prepaid expenses – related party	-	142
Other assets	(491)	50
Accounts payable and accrued liabilities	1,132	1,381
Accounts payable and accrued liabilities – related parties	159	104
Deferred liabilities	(6)	32
Operating lease liabilities	-	(13)
Net cash used in operating activities	(14,199)	(15,362)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(706)	-
Net cash used in investing activities	(706)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and warrants	27,544	15,497
Exercise of warrants for cash	1	-
Repayments of debt	-	(5,000)
Net cash provided by financing activities	27,545	10,497

Impact on cash from foreign currency translation	(188)	86

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,452	(4,779)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,922	35,848
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,374	$31,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

INmune Bio Inc. (the “Company” or “INmune Bio”) was organized in the State of Nevada on September 25, 2015 and is a clinical stage biotechnology pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where the innate immune system is not functioning normally and contributing to the patient’s disease. INmune Bio has three product platforms. The DN-TNF product platform utilizes dominant-negative technology to selectively neutralize soluble TNF, a key driver of innate immune dysfunction and mechanistic target of many diseases and was used for its Alzheimer’s clinical trial (“XPro”). The CORDStrom product platform is a pooled, human umbilical cord mesenchymal stem cell product currently being developed to treat recessive dystrophic epidermolysis bullosa (“RDEB”). The Natural Killer Cell Priming Platform includes INKmune aimed at priming the patient’s NK cells to eliminate minimal residual disease in patients with cancer. INmune Bio’s product platforms utilize a precision medicine approach for the treatment of a wide variety of hematologic malignancies, solid tumors and chronic inflammation.

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the six months ended June 30, 2025, the Company incurred a net loss of $34.2 million and had net cash flows used in operating activities of $14.2 million. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Equipment

Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets and consist of scientific equipment with a 5 year life. Repairs and maintenance costs are charged to expense as incurred. At June 30, 2025, the Company’s equipment was not yet placed into service.

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

During the six months ended June 30, 2025, the Company released the Phase 2 clinical trial results for our Alzheimer’s drug candidate, XPro, which failed to meet the primary endpoint, though a subgroup showed potential benefits. Due to insufficient resources to fund further trials, the Company has halted immediate plans to develop XPro for Alzheimer’s or other indications and are instead seeking a partner to continue these studies. As part of preparing its interim unaudited condensed consolidated financial statements, the Company determined that the intangible asset’s fair value was likely below its carrying value. Following a quantitative impairment assessment, the Company estimated the asset’s fair value at $0 as of June 30, 2025, resulting in a recorded impairment of $16,514,000.

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

At June 30, 2025 and 2024, the Company had potentially issuable shares as follows:

	June 30,
	2025	2024
Stock options	7,281,307	6,291,807
Warrants	3,944,138	1,602,978
Total	11,225,445	7,894,785

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

Segment Information

The Company has one primary business activity and operates in one reportable segment.

The Company’s chief operating decision maker (“CODM”) is its Chief Financial Officer who evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. The measures of profitability and the significant segment expenses reviewed by the CODM are consistent with these financial statements and footnotes.

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2025, through the date which the financial statements are issued.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At June 30, 2025 and December 31, 2024, the Company recorded a research and development tax credit receivable of $1,605,000 and $1,181,000, respectively, for R&D expenses incurred in Australia.

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

During the six months ended June 30, 2025, the Company released the Phase 2 clinical trial results for our Alzheimer’s drug candidate, XPro, which failed to meet the primary endpoint, though a subgroup showed potential benefits. Due to insufficient resources to fund further trials, the Company has halted immediate plans to develop XPro for Alzheimer’s or other indications and are instead seeking a partner to continue these studies. As part of preparing its interim unaudited condensed consolidated financial statements, the Company determined that the intangible asset’s fair value was likely below its carrying value. Following a quantitative impairment assessment, the Company estimated the asset’s fair value at $0 as of June 30, 2025, resulting in a recorded impairment of $16,514,000.

Cordstrom License Agreement

On February 6, 2025, the Company and Great Ormond Street Hospital for Children NHS Foundation Trust (“GOSH”) entered into a license agreement for the exclusive commercial use to clinical trial data associated with a GOSH study investigating the potential of CORDStrom to treat RDEB in pediatric patients (the “MissionEB study”). The Company owns the intellectual property covering CORDStrom, the investigational medicinal product used in the Mission EB study. In addition, the Company owns intellectual property and maintains trade secret protections covering the manufacturing of CORDStrom. With this license to the clinical trial data, the Company intends to prepare applications seeking marketing authorization of CORDStrom for treatment of pediatric RDEB in each of the FDA, EMA, and MHRA. Terms of the license agreement include an upfront payment of £250,000 (approximately $0.3 million at June 30, 2025) and a single milestone payment of up to £6,000,000 (approximately $8.2 million as of June 30, 2025) due on the first to occur marketing authorization to be granted by the FDA, EMA or MHRA, which had not occurred as of June 30, 2025. At June 30, 2025 and December 31, 2024, the Company recorded $0.3 million and $0, respectively, payable to GOSH within accounts payable and accrued liabilities in the consolidated balance sheets.

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

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by Immune Ventures. RJ Tesi, the Company’s President and a member of our Board of Directors, David Moss, its Chief Financial Officer and Treasurer and Mark Lowdell, its Chief Scientific Officer, are the owners of Immune Ventures. No sales have occurred under this license. During December 2023, the Company initiated a Phase I trial with INKmune in patients with metastatic castration-resistant prostate cancer. At December 31, 2024 and June 30, 2025, the Company recorded $25,000 payable to Immune Ventures within accounts payable and accrued liabilities – related parties in the consolidated balance sheet.

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

The Company owes annual maintenance fees under the PITT Agreement in the amount of $25,000 payable on June 26 of each year until the first commercial sale. At June 30, 2025, the Company owed the University of Pittsburgh $25,000 for annual maintenance fees.

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

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025:
Cash equivalents
Money market funds	$32,919	$32,919	$-	$-
Total cash equivalents	$32,919	$32,919	$-	$-

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024:
Cash equivalents
Treasury Bills	$10,260	$10,260	$-	$-
Money market fund	10,328	10,328	-	-
Total cash equivalents	$20,588	$20,588	$-	$-

NOTE 6 – COMMITMENTS

In April 2025, the Company wholly owned subsidiary, INmune Bio International Ltd., entered into an agreement whereby the Company leases manufacturing space from a third party in the United Kingdom for 2 years. The lease requires payments of approximately $77,000 each quarter during the first year and $154,000 each quarter during the second year. The lease commencement date is August 2025.

As of June 30, 2025, the maturities of our lease liabilities are as follows:

(in thousands, except years)
2025	$136
2026	278
2027	91
Total lease payments	505
Less: imputed interest	(54)
Present value of future lease payments	451
Less: operating lease, current liabilities	(220)
Long-term operating lease liabilities	$231

Weighted-average remaining lease term	1.8 years

Weighted-average discount rate	12.0%

During the three and six months ended June 30, 2025 the Company recognized $55,000 and $95,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

During the three and six months ended June 30, 2024, the Company recognized $41,000 and $80,000, respectively, in operating lease expense, which is included in general and administrative expenses in the Company’s consolidated statement of operations

During April 2025, the Company’s wholly-owned subsidiary, INmune Bio International. Ltd., entered into a 2-year collaboration agreement with a vendor whereby it shall make fixed payments to the vendor in exchange for services pursuant to manufacturing CORDStrom in the United Kingdom. A summary of the commitments payable for these services pursuant to the agreement is as follows as of June 30, 2025:

(in thousands, except years)
2025	$532
2026	1,285
2027	1,152
Total	$2,969

NOTE 7 – RELATED PARTY TRANSACTIONS

UCL

At June 30, 2025 and December 31, 2024, the Company recorded a payable to UCL of $133,000 and $0, respectively, for medical research performed on behalf of the Company. During the six months ended June 30, 2025 and 2024, the Company made no payments to UCL. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

AmplifyBio

At June 30, 2025 and December 31, 2024, the Company recorded a payable to AmplifyBio of $26,000 and $0, respectively, for medical research performed on behalf of the Company. During the six months ended June 30, 2025 and 2024, the Company paid AmplifyBio $41,000 and $233,000, respectively. During 2025, AmplifyBio ceased operations. Amplify Bio’s former CEO is on the board of directors of the Company.

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

For the three and six months ended June 30, 2024, the Company recognized interest expense of $250,000 and $607,000, respectively, related to the Term Loan

NOTE 9 – STOCKHOLDERS’ EQUITY

Registered Direct Offerings

During June 2025, the Company entered into securities purchase agreements with investors whereby the Company sold 3,000,000 shares of the common stock in a registered direct offering in exchange for gross proceeds of $18.9 million (net proceeds of approximately $17.4 million).

During April 2024, the Company entered into a securities purchase agreement with an investor whereby the Company sold 986,000 shares of the Company’s common stock and warrants to purchase an additional 986,000 shares of the Company’s common stock in a registered direct offering in exchange for gross proceeds of approximately $9.7 million (net proceeds of approximately $8.9 million). The exercise price of the warrants is $9.84 and the warrants are exercisable until April 29, 2026. The Company determined that the warrants were equity classified. The fair value of the warrants was approximately $5.8 million and was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 4.97% based on the applicable US Treasury bill rate (2) expected life of 2.0 years, (3) expected volatility of approximately 77% based on the trading history of the Company, and (4) zero expected dividends.

During April 2024, the Company entered into securities purchase agreements with investors whereby the Company sold 571,592 shares of the Company’s common stock and warrants to purchase an additional 571,592 shares of the Company’s common stock in a registered direct offering in exchange for gross proceeds of approximately $4.8 million (net proceeds of approximately $4.5 million). Directors and officers that participated in the offering paid a combined offering price of $8.445 per share and warrant, and other investors paid $8.32 per share and warrant. The exercise price of the warrants is $9.152, and the warrants are exercisable for two years from the issuance dates. The Company determined the warrants were equity classified. The fair value of the warrants was approximately $3.0 million and was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 4.89% based on the applicable US Treasury bill rate (2) expected life of 2.0 years, (3) expected volatility of approximately 78% based on the trading history of the Company, and (4) zero expected dividends.

Common Stock – At the Market Offering

During March 2021, the Company entered into a sales agreement (“Sales Agreement”) with BTIG, LLC (“BTIG”), as sales agent, to establish an At-The-Market (“ATM”) offering program of up to $45 million of common stock, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the sales agreement. During August 2023, the Company and BTIG entered into Amendment No. 1 to the Sales Agreement. The Company is required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares. During the six months ended June 30, 2024, the Company issued and sold 198,364 shares of common stock at an average price of $10.56 per share under the ATM program. The aggregate net proceeds were approximately $2.0 million after commission expenses.

During August 2024, the Company entered into an amended and restated at-the-market sales agreement with RBC Capital Markets LLC and BTIG (together, the “Sales Agents”) relating to the offer and sale of shares of our common stock with an aggregate offering price of up to $75.0 million. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares. During the six months ended June 30, 2025, the Company issued and sold 1,304,707 shares of common stock at an average price of $8.01 per share under the ATM program. The aggregate net proceeds were approximately $10.1 million after commission expenses. At June 30, 2025, the Company had $64.5 million of common stock available under the amended and restated at-the-market agreement.

Stock options

The following table summarizes stock option activity during the six months ended June 30, 2025:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	7,203,307	$8.29	6.49	$1,218
Options granted	100,000	$7.88	10.0	-
Options exercised	-	$-	-	-
Options cancelled	(22,000)	$5.05	-	-
Outstanding at June 30, 2025	7,281,307	$8.29	6.03	$-
Exercisable at June 30, 2025	5,379,014	$8.78	4.94	$-

During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of approximately $1.5 million and $3.6 million, respectively, related to the vesting of stock options. During the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of approximately $2.3 million and $4.1 million, respectively, related to the vesting of stock options. As of June 30, 2025, there was approximately $9.2 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.67 years.

Warrants

The Company issued warrants to the Company’s lenders upon obtaining a loan in June 2021. The warrants have a 10-year term and an exercise price of $14.05. At June 30, 2025, respectively, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

During April 2024, the Company issued 1,557,592 warrants to investors in connection with the sale of common stock. At June 30, 2025, 1,557,592 of these warrants are outstanding and are exercisable for cash at a weighted average price of $9.59 per share. The intrinsic value of these warrants was $0 as of June 30, 2025.

During September 2024, the Company issued 2,341,260 warrants to investors in connection with the sale of common stock. At June 30, 2025, 2,341,160 of these warrants are outstanding and are exercisable for cash at a weighted average price of $6.40 per share. The intrinsic value of these warrants was $0 as of June 30, 2025.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the six months ended June 30, 2025 and 2024 respectively:

(in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Research and development	$627	$996	$1,457	$1,698
General and administrative	907	1,354	2,153	2,431
Total	$1,534	$2,350	$3,610	$4,129

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

NOTE 10 – GOVERNMENT GRANT

The Company has a grant awarded by the National Institutes of Health for approximately $2.0 million to support a Phase 2 study of XPro in patients with treatment resistant depression. The Company has decided it will not initiate a treatment resistant depression study using XPro. As of June 30, 2025, the Company has not received any proceeds pursuant to this grant.

NOTE 11 – LEGAL

Dispute

The Company has an ongoing dispute with a vendor in which the Company believes that the vendor did not properly provide services for which they have invoiced the Company. As of June 30, 2025, the Company has outstanding invoices with the vendor which aggregate approximately $1.6 million, of which the Company has recorded approximately $0.2 million, which is the Company’s estimate of the obligation incurred, and the remaining $1.4 million has not been recorded by the Company as the Company believes the invoices were sent erroneously. The Company and the vendor are still attempting to resolve the dispute and legal proceedings have not been threatened.

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

NOTE 12 – SUBSEQUENT EVENTS

On August 4, 2025, Dr. Raymond J. Tesi informed the Company of his intention to retire and resign from his roles as President, Chief Executive Officer, Chief Medical Officer, Chairman of the Board of Directors (the “Board”) and all positions from the Company and its subsidiaries, effective on the Effective Date (as defined below). Dr. Tesi’s resignation is not the result of any dispute or disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices.

In connection with Dr. Tesi’s retirement, Dr. Tesi and the Company entered into a Separation Agreement and Mutual Release, dated August 4, 2025 (the “Severance Agreement”), pursuant to which, the Company agreed to pay Dr. Tesi $166,000 of severance within thirty days, pay Dr. Tesi for accrued but unused vacation days, and pay the cost of health insurance coverage for Dr. Tesi and his spouse through December 31, 2025. The Severance Agreement is subject to a seven-day revocation period following execution and shall become effective on August 12, 2025, if not revoked before (the “Effective Date”).

Under the terms of the Severance Agreement, all unvested stock options held by Dr. Tesi will remain outstanding and continue to vest in accordance with their original terms, provided that Dr. Tesi remains in compliance with the Severance Agreement. All vested stock options will remain exercisable for the later of five years following the Effective Date or their original expiration date. The agreement also imposes resale limitations on Dr. Tesi’s beneficial ownership of Company securities, restricting him from selling more than 25% of his beneficially owned shares of common stock in any calendar month during the 18-month period following the Effective Date.

The Company further agreed to maintain directors’ and officers’ liability insurance for Dr. Tesi for a period of at least three years following the Effective Date on terms no less favorable than those applicable to its then-serving officers and directors. The Severance Agreement also reaffirms Dr. Tesi’s right to indemnification under Nevada law, the Company’s articles of incorporation and bylaws, as amended and in effect as of the date hereof, and provides for contribution rights in the event indemnification is unavailable.

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

Description of Business

Overview

Our objective is to develop and commercialize our product candidates to treat diseases where the innate immune system is dysfunctional causing or contributing to the patient’s disease. Innate immune dysfunction can occur for a variety of reasons including genetics, lifestyle, and other factors. However, age plays a significant role in the development of immune dysfunction. Innate immune dysfunction can be seen in cancer where Natural Killer (“NK”) cells are impaired and facilitate a tumor’s evasion of the immune system and subsequent disease progression. Chronic inflammation is implicated in various diseases, where it impairs the innate immune system. Our primary focus continues to be treatment of cancer with INKmune, treatment of Alzheimer’s Disease (“AD”) with XPro1595 and treatment of receswsive dystrophic epidermolysis bullosa (RDEB) with CORDStrom, a proprietary, pooled, human umbilical cord mesenchymal stromal cell platform. RDEB is a pediatric orphan disease caused by mutations in the COL7A1 gene which results in highly debilitating skin blistering, dysphagia and failure to thrive with chronic wound problems that often result in fatal squamous cell carcinoma.

XPro for AD has completed Phase I and Phase II trials with enrollment of patients at clinical sites in the United Kingdom, EU, Australia and Canada. In light of the recent Phase 2 results of XPro in AD along with company resources, the treatment resistant depression trial will not be pursued. The INKmune program is in an open label Phase II trial in metastatic castrate resistant prostate cancer (“mCRPC”). CORDStrom for the treatment of children with RDEB has completed a pivotal blinded randomized cross-over trial. The data will be submitted for marketing authorization by filing a Marketing Authorization Application (MAA) in the United Kingdom followed by a Biologics License Application (“BLA”) with the FDA in the US which is anticipated in the first half of 2026.

We believe our DN-TNF platform can be used as a CNS (“central nervous system”) therapy to target glial activation to prevent progression of AD along with other inflammatory diseases. The primary focus of the Company’s development efforts for XPro is AD. In each case, we believe neutralizing sTNF is a cornerstone to the treatment of these diseases.

We believe the DN-TNF platform can be used to treat selected neurodegenerative diseases by reducing neuroinflammation without immunosuppression. The Company believes the core pathology of cognitive decline is a combination of neurodegeneration and synaptic dysfunction. Neurodegeneration is nerve cell death that may include demyelination. Synaptic dysfunction means the connections between nerve cells stop working efficiently and may decrease in number. The combination of neurodegeneration and synaptic dysfunction causes cognitive decline and behavioral changes associated with AD. XPro completed a Phase I trial treating patients with Alzheimer’s disease that was partially funded by a Part-the-Clouds Award from the Alzheimer’s Association. We believe XPro targets activated microglia and astrocytes of the brain that produce sTNF that promotes nerve cell loss, synaptic dysfunction and prevents myelin repair - key elements in the development of dementia. In animal models, elimination of sTNF prevents nerve cell dysfunction, reverses synaptic pruning and promotes myelin repair. The Phase I trial in patients with biomarkers of inflammation with AD has been completed. The open label, dose escalation trial was designed to demonstrate that XPro can safely decrease neuroinflammation in patients with AD and biomarkers of inflammation (ADi). The goal of the Phase 1 trial was to demonstrate safety in the target population (patients with AD), demonstrate target engagement by showing XPro got into the brain in therapeutically relevant concentrations and reduced neuroinflammation) and identify the best dose for phase 2. XPro got into the brain (Figure 1a) and dose dependently decreased biomarker of neuroinflammation in the CSF (Figure 1b) with patients treated with the highest dose (1mg/kg/week dose) having the greatest reduction in neuroinflammation. A broad analysis of proteomic changes following treatment of XPro revealed significant changes in CSF proteins related to CNS neuronal function, immune/inflammatory response, Cytoskeletal, metabolic processes, and dendritic spine morphogenesis and synaptic plasticity. Of note, XPro reduced neuronal injury markers Visinin-like protein-1 (91%) and Neurofilament light (84%), improved measures of synaptic function as evinced by a 222% increase in Contactin 2 and a 56% decrease neurogranin. Finally, XPro significantly reduced CSL levels of p-Tau217 (43%) and pTau181 (2%) after 3 months of therapy (Figure 1c).

A	B	C

Figure 1: (A) XPro gets into the brain at therapeutically relevant concentrations. XPro neutralizes 99.9% of soluble TNF when drug levels exceed two logs. (B) XPro dose dependently reduces CSF inflammation in the brain. CSF composite – a composite score of change of all cytokines measured in the OLINK Target 48 Cytokine panel. (C) XPro (at 1 mg/kg dose) reduces CSF pTau217 and pTau181 as measure by proteomics.

The Phase II study, also known as AD-02 and MINDFuL, was a multicenter, randomized, double-blind, placebo-controlled clinical trial evaluating the safety, tolerability, and efficacy of XPro1595 in individuals with early Alzheimer’s disease with biomarkers of inflammation (ADi). The primary goal of AD02 was to determine if XPro could affect cognition following 6 months of treatment. Participants with a diagnosis of early AD (mild cognitive impairment or mild AD) were randomized in a 2:1 (XPro:Placebo) ratio to receive either 1.0 mg/kg of XPro1595 or placebo via weekly subcutaneous injections for 6 months. An enrichment strategy mirroring to the successful strategy used in the Phase I trial was used to align the mechanism of the drug with the patients AD pathology. Eligibility required the presence of at least one inflammatory biomarker—either high-sensitivity C-reactive protein (hsCRP > 1.5 mg/L), erythrocyte sedimentation rate (ESR > 10 mm/h), hemoglobin A1c (HbA1c > 6.0% DCCT), or at least one APOE4 allele. The primary endpoint was the Early and Mild Alzheimer’s Cognitive Composite (EMACC), with secondary endpoints of Clinical Dementia Rating Scale – Sum of Boxes (CDR-SB), Everyday Cognition Scale (E-Cog), Neuropsychiatric Inventory (NPI-12), ADCS-ADL, and biomarkers such as pTau-217 and GFAP. MRI-based neuroinflammation and brain volumetrics are also evaluated. The AD program had sites in Australia, Canada, the United Kingdom, France, Germany, Spain, Czech Republic and Slovakia.

Full enrollment in the Phase II AD trial occurred in late 2024 with 208 patients enrolled and top-line data was received during June 2025. In the Phase 2 MINDFuL trial of XPro™ in patients with early Alzheimer’s Disease (AD) with biomarkers of inflammation, the modified intent-to-treat (mITT) population (n=200) did not meet the primary and key secondary endpoints (figure 1). Efficacy, Demographics and Safety data are shown below.

Figure 1: Phase 2 Study Results – mITT population Primary and Key Secondary Endpoints, Change From Baseline

Figure 1: As these graphs depict, the primary and secondary endpoints in this trial were not met as no decline in the placebo groups were observed. A trend was observed in NPI that favored XPro1595 over placebo. For reference, A higher EMACC score =better, A lower CDR and NPI score is better. EMACC: LS Mean Diff (SE): -0.018 (0.0414), 90% CI: -0.0860, 0.0509, p-value: 0.672. CDR-SB: LS Mean Diff (SE): -0.11 (0.185), 90% CI: -0.417, 0.195, p-value: 0.5491. NPI: LS Mean Diff (SE): -0.9 (0.78), 90% CI: -2.18, 0.39, p-value: 0.2499

Prespecified subgroups analyses suggested a signal that favored XPro in a predetermined population of patients that were both amyloid positive and had a higher burden of inflammation defined by 2 or more biomarkers of inflammation (from hereon referred to as enriched group). As shown in figure 2, the mITT placebo group did not decline whereas patients in the enriched group did decline. Decline in the placebo group is required to test the ability of a treatment to prevent or slow decline.

Figure 2: Phase 2 Study Results – Placebo group decline in the mITT and enriched population

Figure 2: Placebo patients in the mITT did not show decline on the EMACC over the 24 week study. In the enriched group, placebo patients did decline over 24 weeks.

To evaluate a subgroup after missing the primary endpoint, we used effect size as the primary metric due to the smaller sample size (n=100). Effect size, measured by Cohen’s D, is well-suited for small samples and allows comparisons across different measures (e.g., cognitive tests and biomarkers). Unlike p-values, which indicate the likelihood of results being due to chance, effect size reflects clinical relevance and is commonly used for signal detection in Phase 2 studies.

We defined a promising signal as a minimum effect size of 0.2, where XPro outperformed placebo on multiple endpoints aligned with our hypothesis and the drug’s mechanism of action. Results must also be appropriate for the trial’s parameters, meaning the observed effects should align with the trial’s duration and endpoints. For example, if a clinical measure typically requires a longer time to show meaningful change than the trial’s 6-month timeframe, an observed effect on that endpoint would not be considered supportive. Signal detection was based on the effect size difference in LS mean change from baseline (MMRM model) between XPro and placebo at 6 months, ensuring results were meaningful, relevant, and appropriate for the trial’s design and objectives.

Using this method, the enriched population (50% of the total sample, n=100) showed trends toward improvement with XPro on the primary endpoint (EMACC) and a key secondary endpoint (NPI) (Figure 3). With the placebo group showing the expected decline on EMACC over six months, a beneficial effect of XPro became evident. EMACC, which measures cognition (higher scores are better), showed an effect size of 0.27, exceeding the company’s threshold of 0.2, though the p-value of 0.16 fell short of the <0.1 target. For neuropsychiatric symptoms (NPI), the enriched population showed a stronger beneficial effect compared to the overall population, with an effect size of -0.23 and a p-value of 0.2. There was no effect on CDR-SB, which measures cognition and function (lower scores are better). We also evaluated the effect size of additional endpoints (Figure 4). Across most endpoints, XPro showed favorable trends, with effect sizes approaching the 0.2 threshold for clinical relevance.

Figure 3: Phase 2 Study Results – Enriched population primary and key secondary endpoints, change from baseline

Figure 3: The enriched population show effect size >0.2 favoring XPro1595 on the EMACC and NPI. , A higher EMACC score =better, A lower CDR and NPI score is better. EMACC: LS Mean Diff (SE): 0.086 (0.0603), 90% CI: -0.0146, 0.1857, p-value: 0.1594. CDR-SB: LS Mean Diff (SE): -0.08 (0.307), 90% CI: -0.593, 0.426, p-value: 0.7859. NPI: LS Mean Diff (SE): -1.6 (1.25), 90% CI: -3.71, 0.47, p-value: 0.2003

Figure 4: Phase 2 Study Results – Most endpoints favor treatment with XPro1595.

Figure 4: Effect size of XPro across multiple endpoints described as absolute effect sizes (cohen’s D).

Demographics

Safety

Safety: Treatment Emergent Adverse Events (TEAEs): Safety Analyses Set
Event, n (%)	Placebo (n=67)	XPro1595 (n=139)	Total (n=206)
Any TEAE	59 (88.1%)	131 (94.2%)	190 (92.2%)
Any TEAE by Maximum Severity Mild Moderate Severe	34 (50.7%) 22 (32.8%) 3 (4.5%)	73 (52.5%) 56 (40.3%) 2 (1.4%)	107 (51.9%) 78 (37.9%) 5 (2.4%)
Any Serious TEAE	5 (7.5%)	8 (5.8%)	13 (6.3%)
Any Treatment-Related Serious TEAE	0	2 (1.4%)	2 (1.0%)
Any TEAE Leading to Treatment Discontinuation	2 (3.0%)	12 (8.6%)	14 (6.8%)
Any TEAE Leading to Study Withdrawal	2 (3.0%)	12 (8.6%)	14 (6.8%)
Any TEAE with Fatal Outcome	0	0	0

System Organ Class & Preferred Term	Placebo (n=67)	XPro1595 (n=139)	Total (n=206)
General disorders and administration site conditions
Injection site reaction	2 (3.0%)	73 (52.5%)	75 (36.4%)
Injection site erythema	0	49 (35.3%)	49 (23.8%)
Fatigue	9 (13.4%)	17 (12.2%)	26 (12.6%)
Injection site hypersensitivity	0	14 (10.1%)	14 (6.8%)
Injection site pruritus	0	12 (8.6%)	12 (5.8%)
Infections and infestations
Upper respiratory tract infection	11 (16.4%)	9 (6.5%)	20 (9.7%)
Musculoskeletal and connective tissue disorders
Arthralgia	4 (6.0%)	16 (11.5%)	20 (9.7%)
Nervous system disorders
Headache	7 (10.4%)	14 (10.1%)	21 (10.2%)

The Company believes these findings from the Phase 2 results indicate that XPro may offer benefits to a readily identified subgroup of Alzheimer’s patients across all ages with biomarker-defined neuroinflammation, regardless of comorbidities or ApoE4 status and potentially lays the foundation for advancing XPro as a promising treatment for AD. The Company is planning an end-of-phase 2 meeting with the FDA, which is expected to occur towards the end of 2025, to determine next steps and expects to be eligible for Break Through status.

CORDStrom, developed by INmune Bio circa 2020, represents a breakthrough in mesenchymal stromal cell technology. The CORDStrom platform leverages, among other things, proprietary screening, pooling and expansion techniques to create off-the-shelf, allogeneic, pooled human umbilical cord -derived mesenchymal stromal cells (HucMSCs) as medicines to treat complex inflammatory diseases. CORDStrom products are designed to provide high-quality, off-the-shelf, batch-to-batch consistent, scalable, cGMP manufactured, potent cellular medicines that can be produced at low cost and with repeatable specification. Initially developed at the INKmune manufacturing facilities utilizing United Kingdom academic grant funding, CORDStrom is a product platform that shows promise as a therapy for RDEB and many other debilitating conditions. While the first generation CORDStrom product is agnostic to indication, the platform enables creation of indication-specific products, which can be tuned for optimization of anti-inflammatory, immunomodulatory, wound healing, and other characteristics.

The CORDStrom product platform shares many similarities, including raw materials, equipment, and procedures, with the Company’s INKmune oncology product, enabling the Company to leverage economies of scale, experienced staff, and other resources to strategically manufacture both products in a rotational campaign with resource and environmental efficiencies.

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

The Mission EB data form the basis of a license that was entered into between INmune Bio and GOSH, whereby the Company gains exclusive access to the clinical study data for commercial uses in exchange for payment of an initiation milestone of £250,000 (approximately $0.3 million at June 30, 2025) and a single development milestone of approximately £6 million (approximately $7.8 million at June 30, 2025) due on receipt of first marketing authorization from the FDA, EMA, or MHRA, which has not occurred yet, and an ongoing commitment to supply CORDStrom to patients enrolled in an open label arm of the Mission EB trial, subject to certain limitations.

After reviewing results of the Mission EB study, the Company initiated a Type C meeting with the FDA to obtain CMC and regulatory feedback and submitted information, data and requests for Rare Pediatric Disease and Orphan Drug Designations (RPDD/ODD).

The FDA granted RPDD to the Company’s CORDStrom product on December 13, 2024, ahead of the sunset period under Section 529(b)(5) of the Federal Food, Drug, and Cosmetic Act. As such, CORDStrom remains eligible to receive a Priority Review Voucher (PRV) if approved by the FDA on or prior to September 30, 2026, assuming the PRV program is not extended. If granted, a PRV can be redeemed to receive priority review for a different product. Alternatively, a PRV may be transferred or sold to another organization.

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

We have demonstrated that INKmune improves the ability of the patient’s own NK cells to attack their tumor. INKmune interacts with the patient’s NK cells to convert them from inert resting NK cells into memory-like NK cells that kill the patient’s cancer cells. . INKmune is designed to be given to patients after their immune system has recovered after cytotoxic chemotherapy to target the residual disease that remains after treatment with cytotoxic therapy. We believe INKmune can be used to treat numerous hematologic malignancies and solid tumors including leukemia, multiple myeloma, lymphoma, lung, ovary, breast, renal and prostate cancer. The Company sponsored a Phase I trial using INKmune to treat patients with high risk MDS/AML, a form of leukemia in the UK. Due to Covid restrictions only one patient completed treatment and follow-up in the Phase I trial for MDS; a further three AML patients were treated compassionately. Due to the post-Covid recruitment problems, the Company decided to terminate further enrollment in the MDS/AML trial in March 2024. Nonetheless, from the four patients treated and completing follow-up it was determined that INKmune therapy is safe and promotes development of cancer killing memory-like NK cells that are activated and can kill NK-resistant cancer cells which can be found in the patient’s circulation for up to 4 months after completion of treatment. The Company initiated a separate multicenter Phase I/II trial of INKmune in a metastatic castrate resistant prostate cancer in the US. The open label trial enrolled the first patient in December 2023 and is currently in Phase II across 6 US sites.

The Phase I/II trial using INKmune to treat patients with metastatic castrate resistant prostate cancer (mCPRC) is an open label trial. Biomarker data from the patients will be visible as patients are treated. The Company will report data from each cohort as it becomes available. Because of the modified Bayesian design, the Company estimates the trial will be completely enrolled Q425 with top-line data available 6 months later. Topline data are divided into immunologic and tumor response variables. The most important immunologic response variable is related to memory-like NK cell persistence. There are 3 important variables to tumor response: i) blood PSA changes; ii) change in PSMA-PET scan and iii) change in circulating tumor DNA (ctDNA). INKmune is not a hormone-targeting treatment and will not directly reduce PSA levels but tumor load measured by PSMA-PET and/or ctDNA are expected to decrease with treatment. We do not expect this 6-month trial to provide survival data.

We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $34.2 million for the six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $33.4 million and $20.9 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements for the six months ended June 30, 2025. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations.

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

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	clinical trial and regulatory-related costs;

●	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;

●	manufacturing and testing costs and related supplies and materials; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation.

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
External Costs
DN-TNF - Alzheimer’s disease	$3,249	$4,776	$8,101	$11,130
INKmune - High Risk MDS/AML & Prostate cancer and CORDStrom	1,092	1,067	2,365	2,254
Preclinical and other programs	62	248	62	361
Accrued research and development rebate	(243)	(953)	(336)	(1,262)
Total external costs	4,160	5,138	10,192	12,483
Internal costs	1,644	1,915	3,251	3,263
Total	$5,804	$7,053	$13,443	$15,746

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Revenues	$-	$-	$-
Operating expenses:
Research and development	5,804	7,053	(1,249)
General and administrative	2,253	2,812	(559)
Impairment of acquired in-process research and development intangible assets	16,514	-	16,514
Total operating expenses	24,571	9,865	14,706
Loss from operations	(24,571)	(9,865)	(14,706)
Other income, net	113	119	(6)
Net loss	$(24,458)	$(9,746)	$(14,712)

Research and Development

Research and development expenses were approximately $5.8 million during the three months ended June 30, 2025, compared to approximately $7.1 million during the three months ended June 30, 2024. The change in research and development expenses during the three months ending June 30, 2025 compared to the three months ending June 30, 2024 is mainly due to the Company incurring $1.5 million less expenses related to our Alzheimer’s clinical program due to the Company completing the Phase 2 clinical trial.

General and Administrative

General and administrative expenses were approximately $2.3 million during the three months ended June 30, 2025 compared to $2.8 million during the three months ended June 30, 2024. The decrease in general and administrative expenses was mainly due to the Company incurring $0.4 million lower stock-based compensation during 2025.

Impairment of acquired in-process research and development intangible assets

During the three months ended June 30, 2025, the Company released the Phase 2 clinical trial results for our Alzheimer’s drug candidate, XPro, which failed to meet the primary endpoint, though a subgroup showed potential benefits. Due to insufficient resources to fund further trials, the Company has halted immediate plans to develop XPro for Alzheimer’s or other indications and are instead seeking a partner to continue these studies. As part of preparing its interim unaudited condensed consolidated financial statements, the Company determined that the intangible asset’s fair value was likely below its carrying value. Following a quantitative impairment assessment, the Company estimated the asset’s fair value at $0 as of June 30, 2025, resulting in a recorded impairment of $16.5 million.

Other Expense, net

During the three months ended June 30, 2025, and 2024, the Company recorded $0.1 million of other income due to the Company earning interest income on its cash investments.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Revenues	$50	$14	$36
Operating expenses:
Research and development	13,443	15,746	(2,303)
General and administrative	4,569	5,150	(581)
Impairment of acquired in-process research and development intangible assets	16,514	-	16,514
Total operating expenses	34,526	20,896	13,630
Loss from operations	(34,476)	(20,882)	(13,594)
Other income, net	279	111	168
Net loss	$(34,197)	$(20,771)	$(13,426)

Revenues

During the six months ended June 30, 2025, the Company recognized revenue from a license agreement that was terminated during 2025. During the six months ended June 30, 2024, the Company recognized revenue from the sale of MSC’s.

Research and Development

Research and development expenses were approximately $13.4 million and $15.7 million during the six months ended June 30, 2025 and 2024, respectively. The change in research and development expenses during the six months ending June 30, 2025 compared to the six months ending June 30, 2024 is mainly due to the Company incurring $3.0 million less Alzheimer’s clinical program expenses due to the trial being completed in 2025, partially offset by the Company recording $0.9 million less accrued rebate during the six months ended June 30, 2025.

General and Administrative

General and administrative expenses were approximately $4.6 million and $5.2 million during the six months ended June 30, 2025 and 2024, respectively. The $0.6 million decrease in general and administrative expenses was mainly due to $0.3 million lower stock-based compensation and $0.3 million lower investor relations expense.

Impairment of acquired in-process research and development intangible assets

During the six months ended June 30, 2025, the Company released the Phase 2 clinical trial results for our Alzheimer’s drug candidate, XPro, which failed to meet the primary endpoint, though a subgroup showed potential benefits. Due to insufficient resources to fund further trials, the Company has halted immediate plans to develop XPro for Alzheimer’s or other indications and are instead seeking a partner to continue these studies. As part of preparing its interim unaudited condensed consolidated financial statements, the Company determined that the intangible asset’s fair value was likely below its carrying value. Following a quantitative impairment assessment, the Company estimated the asset’s fair value at $0 as of June 30, 2025, resulting in a recorded impairment of $16.5 million.

Other Income, net

During the six months ended June 30, 2025, the Company recorded $0.3 million of other income due to the Company earning interest income on its cash investments. During the six months ended June 30, 2024, the Company earned $0.1 million of other income consisting of interest income partially offset by interest expense.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $34.2 million and $20.8 million for the six months ended June 30, 2025 and 2024, respectively. Net cash used in operating activities was $14.2 million and $15.4 million for the six months ended June 30, 2025 and 2024, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of June 30, 2025, we had cash and cash equivalents of $33.4 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

During the six months ending June 30, 2025, the Company sold 1,304,707 shares of common stock at an average price of $8.01 for gross proceeds of approximately $10.4 million under the ATM offering.

During June 2025, the Company entered into securities purchase agreements with investors whereby the Company sold 3,000,000 shares of the common stock in a registered direct offering in exchange for gross proceeds of $18.9 million (net proceeds of approximately $17.4 million).

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, costs incurred to manufacture our drugs under development, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs significant research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of June 30, 2025, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.2 million.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements for the six months ended June 30, 2025. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $33.4 million and total current assets were $36.0 million at June 30, 2025, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash and cash equivalents (used in) provided by:
Operating activities	$(14,199)	$(15,362)
Investing activities	(706)	-
Financing activities	27,545	10,497
Change in cash and cash equivalents	12,640	(4,865)
Impact on cash from foreign currency translation	(188)	86
Cash and cash equivalents, beginning of period	20,922	35,848
Cash and cash equivalents, end of period	$33,374	$31,069

Operating Activities

Operating activities used approximately $14.2 million of cash during the six months ended June 30, 2025, resulting mainly from our loss of $34.2 million, partially offset by an intangibles impairment expense of $16.5 million and non-cash stock-based compensation of $3.6 million.

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

Investing Activities

During the six months ended June 30, 2025, the Company acquired $0.7 million of equipment to be used in its CORDStrom clinical program.

Financing Activities

During the six months ended June 30, 2025, the Company sold 1,304,707 shares of common stock under its ATM program for net proceeds of $10.1 million.

During June 2025, the Company sold 3,000,000 shares of its common stock in a registered direct offering in exchange for gross proceeds of $18.9 million (net proceeds of $17.4 million).

During the six months ended June 30, 2024, the Company sold 198,364 shares of its common stock under its ATM program for net proceeds of approximately $2.0 million.

During the six months ended June 30, 2024, the Company sold 1,557,692 shares of its common stock and 1,557,592 warrants to purchase its common stock for net proceeds of $13.5 million.

During the six months ended June 30, 2024, the Company repaid $5.0 million of its debt.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and there have been no material changes during the six months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this quarterly report.

Based on this evaluation, we concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Severance Agreement

On August 4, 2025, Dr. Raymond J. Tesi informed the Company of his intention to retire and resign from his roles as President, Chief Executive Officer, Chief Medical Officer, Chairman of the Board of Directors (the “Board”) and all positions from the Company and its subsidiaries, effective on the Effective Date (as defined below). Dr. Tesi’s resignation is not the result of any dispute or disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices.

In connection with Dr. Tesi’s retirement, Dr. Tesi and the Company entered into a Separation Agreement and Mutual Release, dated August 4, 2025 (the “Severance Agreement”), pursuant to which, in exchange for a general release of claims and other customary terms, the Company agreed to provide Dr. Tesi with a severance payment of $166,000, less applicable taxes and withholdings, payable within 30 days of execution of the Severance Agreement. The Company also agreed to pay Dr. Tesi $97,128.38 in payment for 48.25 accrued but unused vacation days as of the Effective Date. In addition, the Company will continue to pay the cost of health insurance coverage for Dr. Tesi and his spouse through December 31, 2025, either by continuing existing coverage or reimbursing COBRA premiums, subject to early termination if Dr. Tesi becomes covered under another employer’s plan.

Under the terms of the Severance Agreement, all unvested stock options held by Dr. Tesi as of the Effective Date will remain outstanding and continue to vest in accordance with their original terms, provided that Dr. Tesi remains in compliance with the Severance Agreement. All vested stock options will remain exercisable for the later of five years following the Effective Date or their original expiration date. The agreement also imposes resale limitations on Dr. Tesi’s beneficial ownership of Company securities, restricting him from selling more than 25% of his beneficially owned shares of common stock in any calendar month during the 18-month period following the Effective Date.

The Company further agreed to maintain directors’ and officers’ liability insurance for Dr. Tesi for a period of at least three years following the Effective Date on terms no less favorable than those applicable to its then-serving officers and directors. The Severance Agreement also reaffirms Dr. Tesi’s right to indemnification under Nevada law, the Company’s articles of incorporation and bylaws, as amended and in effect as of the date hereof, and provides for contribution rights in the event indemnification is unavailable.

The Severance Agreement includes mutual releases of claims, as well as customary provisions relating to confidentiality, non-disparagement, cooperation, and return of Company property. The Severance Agreement is subject to a seven-day revocation period following execution and shall become effective on August 12, 2025, if not revoked before (the “Effective Date”).

The foregoing summary of the Severance Agreement is qualified in its entirety by reference to the full text of the Severance Agreement, which is filed as Exhibit 10.4 hereto and incorporated herein by reference.

Appointment of New Chairman

On August 4, 2025, the Board appointed J. Kelly Ganjei, an existing member of the Board, as Chairman of the Board, effective as of the Effective Date. Mr. Ganjei has served on the Board since September 2016 and brings extensive leadership and industry experience to the role of Chairman. Mr. Ganjei will hold office until the election and qualification of a successor or until either individual’s earlier death, resignation or removal.

Appointment of New President, Chief Executive Officer and Member of the Board

On August 4, 2025, the Board appointed David J. Moss, who was then serving as the Company’s Chief Financial Officer, Treasurer and Secretary, as President, Chief Executive Officer and as a member of the Board, effective as of the Effective Date. On the same date, the Board also appointed Mr. Moss as the Company’s Principal Executive Officer, effective immediately. In connection with these appointments, Mr. Moss resigned as Chief Financial Officer, effective immediately. The Principal Executive Officer position will terminate as of the Effective Date, upon the effectiveness of Mr. Moss’s appointment as President, Chief Executive Officer and as a member of the Board.

Mr. Moss, age 55, is a co-founder and has been the Chief Financial Officer since the Company’s formation in September 2015. He also serves as Secretary and Treasurer and from September 15, 2015 until April 2018, Mr. Moss was also a member of the Board. Mr. Moss was audit committee chair for Qilian International Holding Groups LTD. from December 2020 to February 2022 and served as a director and audit committee chair of Xiangtai Food Co from Aug 2019 to Aug 2020 and was a director of Pegasi Energy Resources Corporation from May 2007 to January 2014 and was a founding investor in Reliant Service Group LLC which sold in 2015 to a leading private equity firm. From 1996 until 2001 he served as Managing Partner at a Seattle based venture capital firm, The Phoenix Partners. From November 2010 until October 2011, Mr. Moss was the Chief Executive Officer, sole director and a majority shareholder of Tamandare Explorations Inc. a private specialty pharmaceutical company. In October 2011 Tamandare Explorations engaged in a merger transaction pursuant with Tonix Pharmaceuticals Holding Corp., which at the time had its common stock listed on the OTC Bulletin Board and is currently listed on Nasdaq Capital Market. In connection with the merger transaction Mr. Moss resigned as Tamandare Explorations Chief Executive Officer and a member of its board of directors. From 2001 until the formation of INmune Bio in 2015, Mr. Moss has invested in healthcare technology companies. Mr. Moss holds an MBA from Rice University and a BA in Economics from the University of California, San Diego.

For serving as the Company’s President and Chief Executive Officer, Mr. Moss’s compensation paid by the Company will continue at its current amount pursuant to his previous disclosed employment agreement, between Mr. Moss and the Company, dated January 1, 2021, with an annual base salary of $408,722 and remain eligible for an annual discretionary bonus with a target amount of 40% of his then current base salary as determined by the Board and/or compensation committee of the Board in its discretion based upon the achievement of corporate and/or individual objectives that are determined in the sole discretion of the Board. Mr. Moss will not receive any additional compensation for serving as a member of the Board. The terms of employment of Mr. Moss as the Company’s President and Chief Executive Officer will be revisited by the Compensation Committee and the Board and disclosed to the market in the future.

There are no arrangements or understandings between Mr. Moss and any other persons pursuant to which he was elected as an officer or director. Mr. Moss does not have any family relationships with any of the Company’s directors or executive officers. There are no transactions involving the Company and Mr. Moss that the Company would be required to report pursuant to Item 404(a) of Regulation S-K.

Appointment of Interim Chief Financial Officer

On August 4, 2025, the Board appointed Cory Ellspermann as Interim Chief Financial Officer of the Company, effective immediately.

Mr. Ellspermann, age 53, has served as our Interim Chief Financial Officer since August 2025. Prior to Mr. Ellspermann’s appointment as our Interim Chief Financial Officer, Mr. Ellspermann served as our Controller and VP of Finance since June 2019. Mr. Ellspermann possesses nearly 30 years of financial management experience at public and private companies. Prior to joining us, Mr. Ellspermann was Senior Accounting Manager at Artivest, an alternative investments company. He is a certified public accountant in the State of Texas and previously served as a Senior Audit Manager at Ernst & Young. He holds a BS in Accounting from Purdue University.

Effective upon his appointment as Interim Chief Financial Officer, Mr. Ellspermann will continue to serve pursuant to his employment agreement with the Company dated December 16, 2021, which provides for at-will employment and sets forth his compensation and benefits. Under the employment agreement, Mr. Ellspermann receives an annual base salary of $181,125 and is eligible for a performance-based bonus, subject to criteria established by the Company’s compensation committee.

If the Company terminates Mr. Ellspermann’s employment without Cause (as defined in the employment agreement), he is entitled to nine months of severance pay, subject to the execution and non-revocation of a release of claims. In the event of a termination without Cause in connection with a Change in Control (as defined in the employment agreement), all of Mr. Ellspermann’s time-based equity awards will vest in full, and any options will become fully exercisable.

The employment agreement contains customary provisions regarding confidentiality, ownership of intellectual property, and restrictions on competition, solicitation, and interference with the Company’s business relationships during his employment and for one year thereafter.

There are no arrangements or understandings between Mr. Ellspermann and any other persons pursuant to which he was elected as an officer. Mr. Ellspermann does not have any family relationships with any of the Company’s directors or executive officers. There are no transactions involving the Company and Mr. Ellspermann that the Company would be required to report pursuant to Item 404(a) of Regulation S-K.

The terms of employment of Mr. Ellspermann as the Company’s Interim Chief Financial Officer will be revisited by the Compensation Committee and the Board and disclosed to the market in the future. The foregoing summary of Mr. Ellspermann’s employment agreement is qualified in its entirety by reference to the full text of the employment agreement, which is filed as Exhibit 10.5 hereto and incorporated herein by reference.

Item 6. Exhibits

No.	Description

10.1	Second Amended and Restated INmune Bio Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2025)

10.2	Form of Securities Purchase Agreement, dated June 27, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2025)

10.3	Form of Placement Agency Agreement, dated June 27, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2025)

10.4	Severance Agreement, dated August 4, 2025, between INmune Bio Inc. and Raymond J. Tesi†*

10.5	Employment Agreement, dated December 16, 2021, between INmune Bio Inc. and Cory Ellspermann†*

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Certain confidential information contained in this agreement has been omitted because it is both not material and is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INmune Bio Inc.

Date: August 7, 2025	By:	/s/ David Moss
David Moss
Principal Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Cory Ellspermann
Cory Ellspermann
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)