Form 10-Q
period 2025-09-30
Inmune Bio, Inc.
filed 2025-10-30
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of October 30, 2025, there were 26,585,258 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,734	$20,922
Research and development tax credit receivable	1,704	1,181
Other tax receivable	760	228
Prepaid expenses and other current assets	472	331
TOTAL CURRENT ASSETS	30,670	22,662

Equipment, net	878	-
Operating lease – right of use asset	1,064	307
Other assets	746	79
Acquired in-process research and development intangible assets	-	16,514

TOTAL ASSETS	$33,358	$39,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,875	$6,539
Accounts payable and accrued liabilities – related parties	25	25
Deferred liabilities	-	517
Operating lease, current liabilities	457	140
TOTAL CURRENT LIABILITIES	7,357	7,221

Long-term operating lease liabilities	623	244
TOTAL LIABILITIES	7,980	7,465

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 26,585,258 and 22,280,451 shares issued and outstanding, respectively	27	22
Additional paid-in capital	229,888	195,754
Accumulated other comprehensive loss	(764)	(575)
Accumulated deficit	(203,773)	(163,104)
TOTAL STOCKHOLDERS’ EQUITY	25,378	32,097

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,358	$39,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE	$-	$-	$50	$14

OPERATING EXPENSES
General and administrative	2,546	2,219	7,115	7,369
Research and development	4,887	10,067	18,330	25,813
Impairment of acquired in-process research and development intangible assets	-	-	16,514	-
Total operating expenses	7,433	12,286	41,959	33,182

LOSS FROM OPERATIONS	(7,433)	(12,286)	(41,909)	(33,168)

OTHER INCOME, NET	961	193	1,240	304

NET LOSS	$(6,472)	$(12,093)	$(40,669)	$(32,864)

Net loss per common share – basic and diluted	$(0.24)	$(0.60)	$(1.68)	$(1.71)

Weighted average common shares outstanding – basic and diluted	26,585,258	20,185,676	24,141,613	19,176,853

COMPREHENSIVE LOSS
Net loss	$(6,472)	$(12,093)	$(40,669)	$(32,864)
Other comprehensive loss – foreign currency translation	(1)	(323)	(189)	(237)
Total comprehensive loss	$(6,473)	$(12,416)	$(40,858)	$(33,101)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2024	22,280,451	$22	$195,754	$(575)	$(163,104)	$32,097
Stock-based compensation	-	-	2,076	-	-	2,076
Sale of common stock for cash	649,860	1	5,272	-	-	5,273
Exercise of warrants for cash	100	-	1	-	-	1
Loss on foreign currency translation	-	-	-	(35)	-	(35)
Net loss	-	-	-	-	(9,739)	(9,739)
Balance as of March 31, 2025	22,930,411	23	203,103	(610)	(172,843)	29,673
Stock-based compensation	-	-	1,534	-	-	1,534
Sale of common stock for cash	3,654,847	4	22,267	-	-	22,271
Loss on foreign currency translation	-	-	-	(153)	-	(153)
Net loss	-	-			(24,458)	(24,458)
Balance as of June 30, 2025	26,585,258	27	226,904	(763)	(197,301)	28,867
Stock-based compensation	-	-	2,984	-	-	2,984
Loss on foreign currency translation	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(6,472)	(6,472)
Balance as of September 30, 2025	26,585,258	$27	$229,888	$(764)	$(203,773)	$25,378

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	17,950,776	$18	$159,143	$(799)	$(121,022)	$37,340
Stock-based compensation	-	-	1,779	-	-	1,779
Gain on foreign currency translation	-	-	-	130	-	130
Net loss	-	-	-	-	(11,025)	(11,025)
Balance as of March 31, 2024	17,950,776	18	160,922	(669)	(132,047)	28,224
Stock-based compensation	-	-	2,350	-	-	2,350
Common stock issued for cash	198,364	-	2,032	-	-	2,032
Common stock and warrants issued for cash	1,557,592	2	13,463	-	-	13,465
Loss on foreign currency translation	-	-	-	(44)	-	(44)
Net loss	-	-	-	-	(9,746)	(9,746)
Balance as of June 30, 2024	19,706,732	$20	$178,767	$(713)	$(141,793)	$36,281
Stock-based compensation	-	-	1,719	-	-	1,719
Common stock and warrants issued for cash	2,390,022	2	12,290	-	-	12,292
Reclassification from redeemable common stock	75,697	-	799	-	-	799
Loss on foreign currency translation	-	-	-	(323)	-	(323)
Net loss	-	-	-	-	(12,093)	(12,093)
Balance as of September 30, 2024	22,172,451	22	193,575	(1,036)	(153,886)	38,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,669)	$(32,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,594	5,848
Accretion of debt discount	-	73
Gain on settlement of accounts payable	(626)	-
Depreciation expense	28	-
Impairment of acquired in-process research and development intangible assets	16,514	-
Changes in operating assets and liabilities:
Research and development tax credit receivable	(523)	796
Other tax receivable	(532)	226
Prepaid expenses	(141)	646
Prepaid expenses – related party	-	127
Other assets	(667)	49
Accounts payable and accrued liabilities	962	2,689
Accounts payable and accrued liabilities – related parties	-	20
Deferred liabilities	(517)	60
Operating lease liabilities	(61)	(18)
Net cash used in operating activities	(19,638)	(22,348)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(899)	-
Net cash used in investing activities	(899)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and warrants	27,544	27,789
Exercise of warrants for cash	1	-
Repayments of debt	-	(7,500)
Net cash provided by financing activities	27,545	20,289

Impact on cash from foreign currency translation	(196)	(237)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,812	(2,296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,922	35,848
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,734	$33,552

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$661

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use assets obtained in exchange for lease obligations	$702	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

INmune Bio Inc. (the “Company” or “INmune Bio”) was organized in the State of Nevada on September 25, 2015 and is a clinical stage biotechnology pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where inflammation and immunology cause a dysfunctional immune system contributing to disease. INmune Bio has three product platforms. The DN-TNF product platform utilizes dominant-negative technology to selectively neutralize soluble TNF, a key driver of innate immune dysfunction and mechanistic target of many diseases and was used for its Alzheimer’s clinical trial (“XPro”). The CORDStrom product platform is a pooled, human umbilical cord mesenchymal stem cell product currently being developed to treat recessive dystrophic epidermolysis bullosa (“RDEB”). The Natural Killer Cell Priming Platform includes INKmune aimed at priming the patient’s NK cells to eliminate minimal residual disease in patients with cancer. INmune Bio’s product platforms utilize a precision medicine approach for the treatment of a wide variety of hematologic malignancies, solid tumors and chronic inflammation.

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the nine months ended September 30, 2025, the Company incurred a net loss of $40.7 million and had net cash flows used in operating activities of $19.6 million. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the second quarter of 2025, the Company released the Phase 2 clinical trial results for our Alzheimer’s drug candidate, XPro, which failed to meet the primary endpoint, though a subgroup showed potential benefits. Due to insufficient resources to fund further trials, the Company has halted immediate plans to develop XPro for Alzheimer’s or other indications and are instead seeking a partner to continue these studies. As part of preparing its interim unaudited condensed consolidated financial statements, the Company determined that the intangible asset’s fair value was likely below its carrying value. Following a quantitative impairment assessment, the Company estimated the asset’s fair value at $0, resulting in a recorded impairment of $16,514,000 which was recorded during the second quarter of 2025.

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

At September 30, 2025 and 2024, the Company had potentially issuable shares as follows:

	September 30,
	2025	2024
Stock options	7,195,342	6,296,807
Warrants	3,944,138	3,944,238
Total	11,139,480	10,241,045

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

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer who evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. The measures of profitability and the significant segment expenses reviewed by the CODM are consistent with these financial statements and footnotes.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as expensing of U.S. research expenditures and eligible capital expenditures, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the OBBBA are reflected in our results for the quarter ended September 30, 2025, and there was no impact to our income tax expense or effective income tax rate.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At September 30, 2025 and December 31, 2024, the Company recorded a research and development tax credit receivable of $1,704,000 and $1,181,000, respectively, for R&D expenses incurred in Australia.

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

During the second quarter of 2025, the Company released the Phase 2 clinical trial results for our Alzheimer’s drug candidate, XPro, which failed to meet the primary endpoint, though a subgroup showed potential benefits. Due to insufficient resources to fund further trials, the Company has halted immediate plans to develop XPro for Alzheimer’s or other indications and are instead seeking a partner to continue these studies. As part of preparing its interim unaudited condensed consolidated financial statements, the Company determined that the intangible asset’s fair value was likely below its carrying value. Following a quantitative impairment assessment, the Company estimated the asset’s fair value at $0, resulting in a recorded impairment of $16,514,000 during the second quarter of 2025.

CORDStrom License Agreement

On February 6, 2025, the Company and Great Ormond Street Hospital for Children NHS Foundation Trust (“GOSH”) entered into a license agreement for the exclusive commercial use to clinical trial data associated with a GOSH study investigating the potential of CORDStrom to treat RDEB in pediatric patients (the “MissionEB study”). The Company owns the intellectual property covering CORDStrom, the investigational medicinal product used in the Mission EB study. In addition, the Company owns intellectual property and maintains trade secret protections covering the manufacturing of CORDStrom. With this license to the clinical trial data, the Company intends to prepare applications seeking marketing authorization of CORDStrom for treatment of pediatric RDEB in each of the FDA, EMA, and MHRA. Terms of the license agreement include a milestone payment of up to £6,000,000 (approximately $8.1 million as of September 30, 2025) due on the first to occur marketing authorization to be granted by the FDA, EMA or MHRA, which had not occurred as of September 30, 2025. The Company was also required to make an upfront payment to GOSH of approximately $0.3 million, which the Company paid during July 2025 and recorded in research and development expense.

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

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by Immune Ventures. David Moss, the Company’s Chief Executive Officer, Mark Lowdell, its Chief Scientific Officer, and RJ Tesi, former Chief Executive Officer of the Company, are the owners of Immune Ventures. No sales have occurred under this license. During December 2023, the Company initiated a Phase I trial with INKmune in patients with metastatic castration-resistant prostate cancer. At December 31, 2024 and September 30, 2025, the Company recorded $25,000 payable to Immune Ventures within accounts payable and accrued liabilities – related parties in the consolidated balance sheet.

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

The Company owes annual maintenance fees under the PITT Agreement in the amount of $25,000 payable on June 26 of each year until the first commercial sale. At September 30, 2025, the Company owed the University of Pittsburgh $25,000 for annual maintenance fees.

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

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025:
Cash equivalents
Treasury Bills	$10,556	$10,556	$-	$-
Money market fund	16,682	16,682	-	-
Total cash equivalents	$27,238	$27,238	$-	$-

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024:
Cash equivalents
Treasury Bills	$10,260	$10,260	$-	$-
Money market fund	10,328	10,328	-	-
Total cash equivalents	$20,588	$20,588	$-	$-

NOTE 6 – COMMITMENTS

In April 2025, the Company wholly owned subsidiary, INmune Bio International Ltd., entered into an agreement whereby the Company leases manufacturing space from a third party in the United Kingdom for 2 years. The lease requires payments of approximately $76,000 each quarter during the first year and $152,000 each quarter during the second year. The lease commencement date is August 2025.

As of September 30, 2025, the maturities of our lease liabilities are as follows:

(in thousands, except years)
2025	$68
2026	729
2027	405
Total lease payments	1,202
Less: imputed interest	(122)
Present value of future lease payments	1,080
Less: operating lease, current liabilities	(457)
Long-term operating lease liabilities	$623

Weighted-average remaining lease term	1.7 years

Weighted-average discount rate	12.0%

During the three and nine months ended September 30, 2025 the Company recognized $134,000 and $229,000, respectively, of lease expense.

During the three and nine months ended September 30, 2024, the Company recognized $40,000 and $120,000, respectively, of lease expense.

During April 2025, the Company’s wholly-owned subsidiary, INmune Bio International. Ltd., entered into a 2-year collaboration agreement with a vendor whereby it makes fixed payments to the vendor in exchange for services pursuant to manufacturing CORDStrom in the United Kingdom. A summary of the commitments payable for these services pursuant to the agreement is as follows as of September 30, 2025:

(in thousands, except years)
2026	$1,449
2027	1,177
Total	$2,626

NOTE 7 – RELATED PARTY TRANSACTIONS

UCL

During the nine months ended September 30, 2025 and 2024, the Company made payments to UCL of $132,000 and $252,000, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

AmplifyBio

At September 30, 2025 and December 31, 2024, the Company recorded a payable to AmplifyBio of $26,000 and $0, respectively, for medical research performed on behalf of the Company. During the nine months ended September 30, 2025 and 2024, the Company paid AmplifyBio $41,000 and $324,000, respectively. During 2025, AmplifyBio ceased operations. Amplify Bio’s former CEO is on the board of directors of the Company.

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

For the three and nine months ended September 30, 2024, the Company recognized interest expense of $145,000 and $752,000, respectively, related to the Term Loan

NOTE 9 – STOCKHOLDERS’ EQUITY

Registered Direct Offerings

During June 2025, the Company entered into securities purchase agreements with investors whereby the Company sold 3,000,000 shares of the common stock in a registered direct offering in exchange for gross proceeds of $18.9 million (net proceeds of approximately $17.4 million).

During September 2024, the Company entered into securities purchase agreements with investors whereby the Company sold 2,341,260 shares of the Company’s common stock and warrants to purchase an additional 2,341,260 shares of the Company’s common stock in a registered direct offering in exchange for gross proceeds of $13.0 million (net proceeds of approximately $12.0 million). Directors and officers that participated in the offering paid a combined offering price of $6.50 per share and warrant, and other investors paid a combined offering price of $5.50 per share and warrant. The warrants are exercisable until March 16, 2030 and the exercise price is $6.40. The Company determined the warrants were equity classified. The fair value of the warrants was approximately $9.1 million and was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.41% based on the applicable US Treasury bill rate (2) expected life of 5.5 years, (3) expected volatility of approximately 92% based on the trading history of the Company, and (4) zero expected dividends.

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

During August 2024, the Company entered into an amended and restated at-the-market sales agreement with RBC Capital Markets LLC and BTIG (together, the “Sales Agents”) relating to the offer and sale of shares of our common stock with an aggregate offering price of up to $75.0 million. This amended and restated at-the-market sales agreement replaced the Sales Agreement entered into with BTIG in March 2021, as amended in August 2023. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares. During the nine months ended September 30, 2024, the Company issued and sold 48,762 shares of common stock at an average price of $6.96 per share under the ATM program. The aggregate net proceeds were approximately $0.3 million after commission expenses. During the nine months ended September 30, 2025, the Company issued and sold 1,304,707 shares of common stock at an average price of $8.01 per share under the ATM program. The aggregate net proceeds were approximately $10.1 million after commission expenses. At September 30, 2025, the Company had $64.5 million of common stock available under the amended and restated at-the-market agreement.

During July 2023, the Company sold 75,697 shares of its common stock at an average price of $10.56 per share under the ATM program. The aggregate net proceeds were approximately $775,000 after offering expenses. These shares were inadvertently sold under a registration statement filed with the SEC that had in fact expired prior to the time the shares were sold.   The Company reclassified 75,697 shares, with an aggregate purchase price of $799,000 of its common stock as temporary equity presented outside stockholders’ equity as a result of potential rescission rights. As of September 30, 2024, the rescission rights for these shares lapsed and the shares were reclassified to permanent equity.

Stock options

During August 2025, the Company modified stock option awards held by its former Chief Executive Officer to extend the post-termination exercise period and provide that unvested stock options shall continue to vest pursuant to the severance agreement, which will result in additional stock-based compensation expense of up to $2.4 million to be expensed over the remaining original vesting term, if any, of the stock option awards.

The following table summarizes stock option activity during the nine months ended September 30, 2025:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	7,203,307	$8.29	6.49	$1,218
Options granted	100,000	$7.88	10.0	-
Options exercised	-	$-	-	-
Options cancelled	(107,965)	$7.50	-	-
Outstanding at September 30, 2025	7,195,342	$8.29	5.80	$-
Exercisable at September 30, 2025	5,379,014	$8.80	4.81	$-

During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of approximately $3.0 million and $6.6 million, respectively, related to the vesting of stock options. During the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of approximately $1.7 million and $5.8 million, respectively, related to the vesting of stock options. As of September 30, 2025, there was approximately $8.0 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.63 years.

Warrants

The Company issued warrants to the Company’s lenders upon obtaining a loan in June 2021. The warrants have a 10-year term and an exercise price of $14.05. At September 30, 2025, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

During April 2024, the Company issued 1,557,592 warrants to investors in connection with the sale of common stock. At September 30, 2025, 1,557,592 of these warrants are outstanding and are exercisable for cash at a weighted average price of $9.59 per share. The intrinsic value of these warrants was $0 as of September 30, 2025.

During September 2024, the Company issued 2,341,260 warrants to investors in connection with the sale of common stock. At September 30, 2025, 2,341,160 of these warrants are outstanding and are exercisable for cash at a weighted average price of $6.40 per share. The intrinsic value of these warrants was $0 as of September 30, 2025.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the nine months ended September 30, 2025 and 2024 respectively:

(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Research and development	$1,363	$677	$2,820	$2,375
General and administrative	1,621	1,042	3,774	3,473
Total	$2,984	$1,719	$6,594	$5,848

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

NOTE 10 – LEGAL

Dispute

The Company had a dispute with a vendor in which the Company believed that the vendor did not properly provide services for which they have invoiced the Company. The vendor invoiced the Company approximately $1.6 million, of which the Company recorded $0.2 million. During August 2025, the Company and the vendor settled the obligation for approximately $0.2 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business

Overview

Our objective is to develop and commercialize our product candidates to treat diseases where inflammation and immunology cause a dysfunctional immune system contributing to disease. Immune dysfunction can occur for a variety of reasons including genetics, lifestyle, and other factors. However, age plays a significant role in the development of immune dysfunction. Immune dysfunction can be seen in cancer where Natural Killer (“NK”) cells are impaired and facilitate a tumor’s evasion of the immune system and subsequent disease progression. Chronic inflammation is implicated in various diseases, where it impairs the immune system. Our primary focus continues to be treatment of Alzheimer’s Disease (“AD”) with XPro1595 (“XPro™ and DN-TNF) and treatment of recessive dystrophic epidermolysis bullosa (“RDEB”) with CORDStrom, a proprietary, pooled, human umbilical cord mesenchymal stromal cell platform. RDEB is a pediatric orphan disease caused by mutations in the COL7A1 gene which results in highly debilitating skin blistering, dysphagia and failure to thrive with chronic wound problems that often result in fatal squamous cell carcinoma.

XPro for AD has completed Phase I and Phase II trials with enrollment of patients at clinical sites in the United Kingdom, EU, Australia and Canada. The INKmune program has nearly completed an open label Phase II trial in metastatic castrate resistant prostate cancer (“mCRPC”). CORDStrom for the treatment of children with RDEB has completed a pivotal blinded randomized cross-over trial. The data will be submitted for marketing authorization by filing a Marketing Authorization Application (MAA) in the United Kingdom followed by a Biologics License Application (“BLA”) with the FDA in the US which is anticipated in 2026.

We believe our XPro™ platform can be used as a CNS (“central nervous system”) therapy to target glial activation to prevent progression of AD along with other inflammatory diseases. The primary focus of the Company’s development efforts for XPro is AD. In each case, we believe neutralizing sTNF is a cornerstone to the treatment of neuroinflammation and immune dysfunction in these diseases.

We believe the DN-TNF platform can be used to treat selected neurodegenerative diseases by reducing neuroinflammation without immunosuppression. The Company believes the core pathology of cognitive decline is a combination of neurodegeneration and synaptic dysfunction. Neurodegeneration is nerve cell death that may include demyelination. Synaptic dysfunction means the connections between nerve cells cease to work efficiently and may decrease in number. The combination of neurodegeneration and synaptic dysfunction causes cognitive decline and behavioral changes associated with AD. XPro completed a Phase I trial treating patients with Alzheimer’s disease that was partially funded by a Part-the-Clouds Award from the Alzheimer’s Association. We believe XPro targets activated microglia and astrocytes of the brain that produce sTNF that promotes nerve cell loss, synaptic dysfunction and prevents myelin repair - key elements in the development of dementia. In animal models, elimination of sTNF prevents nerve cell dysfunction, reverses synaptic pruning and promotes myelin repair. The Phase I trial in patients with biomarkers of inflammation with AD has been completed. The open label, dose escalation trial was designed to demonstrate that XPro can safely decrease neuroinflammation in patients with AD and biomarkers of inflammation (ADi). The goal of the Phase 1 trial was to demonstrate safety in the target population (patients with AD), demonstrate target engagement by showing XPro got into the brain in therapeutically relevant concentrations and reduced neuroinflammation) and identify the best dose for phase 2. XPro got into the brain (Figure 1a) and dose dependently decreased biomarker of neuroinflammation in the CSF (Figure 1b) with patients treated with the highest dose (1mg/kg/week dose) having the greatest reduction in neuroinflammation. A broad analysis of proteomic changes following treatment of XPro revealed significant changes in CSF proteins related to CNS neuronal function, immune/inflammatory response, Cytoskeletal, metabolic processes, and dendritic spine morphogenesis and synaptic plasticity. Of note, XPro reduced neuronal injury markers Visinin-like protein-1 (91%) and Neurofilament light (84%), improved measures of synaptic function as evinced by a 222% increase in Contactin 2 and a 56% decrease neurogranin. Finally, XPro significantly reduced CSL levels of p-Tau217 (43%) and pTau181 (2%) after 3 months of therapy (Figure 1c).

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

Using this method, the enriched population (50% of the total sample, n=100) showed trends toward improvement with XPro on the primary endpoint (EMACC) and a key secondary endpoint (NPI) (Figure 3a). With the placebo group showing the expected decline on EMACC over six months, a beneficial effect of XPro became evident. EMACC, which measures cognition (higher scores are better), showed an effect size of 0.27, exceeding the company’s threshold of 0.2, though the p-value of 0.16 fell short of the <0.1 target. For neuropsychiatric symptoms (NPI), the enriched population showed a stronger beneficial effect compared to the overall population, with an effect size of -0.23 and a p-value of 0.2. There was no effect on CDR-SB, which measures cognition and function (lower scores are better). Within the dose compliant group of patients, there was an increased benefit seen corresponding to the amount of XPro received during the trial (Figure 3b). We also evaluated the effect size of additional endpoints (Figure 4). Across most endpoints, XPro showed favorable trends, with effect sizes approaching the 0.2 threshold for clinical relevance.

Figure 3a: Phase 2 Study Results – Enriched population primary and key secondary endpoints, change from baseline

Figure 3: The enriched population show effect size >0.2 favoring XPro1595 on the EMACC and NPI. , A higher EMACC score =better, A lower CDR and NPI score is better. EMACC: LS Mean Diff (SE): 0.086 (0.0603), 90% CI: -0.0146, 0.1857, p-value: 0.1594. CDR-SB: LS Mean Diff (SE): -0.08 (0.307), 90% CI: -0.593, 0.426, p-value: 0.7859. NPI: LS Mean Diff (SE): -1.6 (1.25), 90% CI: -3.71, 0.47, p-value: 0.2003

Figure 3b: Phase 2 Study Results – XPro had greater impact on dose compliant patients

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

The Company believes these findings from the Phase 2 results indicate that XPro may offer benefits to a readily identified subgroup of Alzheimer’s patients across all ages with biomarker-defined neuroinflammation, regardless of comorbidities or ApoE4 status and potentially lays the foundation for advancing XPro as a promising treatment for AD. The Company is planning an end-of-phase 2 meeting with the FDA, which is expected to occur towards the end of 2025 or early 2026, to determine next steps and expects to be eligible for one of the accelerated pathways.

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

The Mission EB data form the basis of a license that was entered into between INmune Bio and GOSH, whereby the Company gains exclusive access to the clinical study data for commercial uses in exchange for payment of an initiation milestone of approximately $0.3 million which the Company paid during July 2025 and a single development milestone of approximately £6 million (approximately $8.1 million at September 30, 2025) due on receipt of first marketing authorization from the FDA, EMA, or MHRA, which has not occurred yet, and an ongoing commitment to supply CORDStrom to patients enrolled in an open label arm of the Mission EB trial, subject to certain limitations.

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

The Phase I/II trial using INKmune to treat patients with metastatic castrate resistant prostate cancer (mCPRC) is an open label trial. Biomarker data from the patients will be visible as patients are treated. The Company plans to report data from each cohort as it becomes available. Because of the modified Bayesian design, the Company estimates the trial will be completely enrolled during the fourth quarter of 2025 with top-line data anticipated approximately 6 months thereafter. Topline data are divided into immunologic and tumor response variables. The most important immunologic response variable is related to memory-like NK cell persistence. There are 3 important variables to tumor response: i) blood PSA changes; ii) change in PSMA-PET scan and iii) change in circulating tumor DNA (ctDNA). INKmune is not a hormone-targeting treatment and will not directly reduce PSA levels but tumor load measured by PSMA-PET and/or ctDNA are expected to decrease with treatment. We do not expect this 6-month trial to provide survival data.

We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $40.7 million for the nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $27.7 million and $20.9 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements for the nine months ended September 30, 2025. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations.

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

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	clinical trial and regulatory-related costs;

●	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;

●	manufacturing and testing costs and related supplies and materials; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation.

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
External Costs
DN-TNF - Alzheimer’s disease	$1,188	$7,629	$9,289	$18,759
INKmune - High Risk MDS/AML & Prostate cancer and CORDStrom	1,084	1,214	3,449	3,468
Preclinical and other programs	90	157	152	518
Accrued research and development rebate	(150)	(262)	(486)	(1,524)
Total external costs	2,212	8,738	12,404	21,221
Internal costs	2,675	1,329	5,926	4,592
Total	$4,887	$10,067	$18,330	$25,813

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Revenues	$-	$-	$-
Operating expenses:
Research and development	4,887	10,067	(5,180)
General and administrative	2,546	2,219	327
Total operating expenses	7,433	12,286	(4,853)
Loss from operations	(7,433)	(12,286)	4,853
Other income, net	961	193	768
Net loss	$(6,472)	$(12,093)	$5,621

Research and Development

Research and development expenses were approximately $4.9 million during the three months ended September 30, 2025, compared to approximately $10.1 million during the three months ended September 30, 2024. The change in research and development expenses during the three months ending September 30, 2025 compared to the three months ending September 30, 2024 is mainly due to the Company incurring $6.4 million less expenses related to our Alzheimer’s clinical program due to the Company completing the Phase 2 clinical trial, partially offset by incurring additional compensation expense of $1.3 million mainly due to costs associated with the termination of employees.

General and Administrative

General and administrative expenses were approximately $2.5 million during the three months ended September 30, 2025, compared to $2.2 million during the three months ended September 30, 2024. The increase in general and administrative expenses was mainly due to the Company incurring $0.6 million higher stock-based compensation during 2025, partially offset by $0.2 million lower professional fees.

Other Expense, net

During the three months ended September 30, 2025, the Company recorded $1.0 million of other income, of which approximately $0.6 million was gain on forgiveness of payables from two vendors and approximately $0.4 million was due to interest income.

During the three months ended September 30, 2024, the Company’s other income consisted of interest income partially offset by interest expense.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Revenues	$50	$14	$36
Operating expenses:
Research and development	18,330	25,813	(7,483)
General and administrative	7,115	7,369	(254)
Impairment of acquired in-process research and development intangible assets	16,514	-	16,514
Total operating expenses	41,959	33,182	8,777
Loss from operations	(41,909)	(33,168)	(8,741)
Other income, net	1,240	304	936
Net loss	$(40,669)	$(32,864)	$(7,805)

Revenues

During the nine months ended September 30, 2025, the Company recognized revenue from a license agreement that was terminated during 2025. During the nine months ended September 30, 2024, the Company recognized revenue from the sale of MSC’s.

Research and Development

Research and development expenses were approximately $18.3 million and $25.8 million during the nine months ended September 30, 2025 and 2024, respectively. The change in research and development expenses during the nine months ending September 30, 2025 compared to the nine months ending September 30, 2024 is mainly due to the Company incurring $9.5 million less Alzheimer’s clinical program expenses due to the trial being completed in 2025, partially offset by the Company incurring $1.3 million of additional compensation expense primarily in connection with the termination of employees and recording $1.0 million less accrued rebate during the nine months ended September 30, 2025.

General and Administrative

General and administrative expenses were approximately $7.1 million and $7.4 million during the nine months ended September 30, 2025 and 2024, respectively. The decrease in general and administrative expenses during the nine months ended September 30, 2025 was mainly due to the Company incurring $0.3 million lower investor relations expense and $0.1 million lower professional fees, partially offset by $0.3 million higher stock-based compensation.

Impairment of acquired in-process research and development intangible assets

During the nine months ended September 30, 2025, the Company released the Phase 2 clinical trial results for our Alzheimer’s drug candidate, XPro, which failed to meet the primary endpoint, though a subgroup showed potential benefits. Due to insufficient resources to fund further trials, the Company has halted immediate plans to develop XPro for Alzheimer’s or other indications and are instead seeking a partner to continue these studies. As part of preparing its interim unaudited condensed consolidated financial statements, the Company determined that the intangible asset’s fair value was likely below its carrying value. Following a quantitative impairment assessment, the Company estimated the asset’s fair value at $0, resulting in a recorded impairment of $16.5 million during the second quarter of 2025.

Other Income, net

During the nine months ended September 30, 2025, the Company recorded $1.2 million of other income, of which $0.6 million was due to the Company earning interest income on its cash investments and $0.6 million was gain on forgiveness of payables. During the nine months ended September 30, 2024, the Company earned $0.3 million of other income consisting of interest income partially offset by interest expense.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $40.7 million and $32.9 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash used in operating activities was $19.6 million and $22.3 million for the nine months ended September 30, 2025 and 2024, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of September 30, 2025, we had cash and cash equivalents of $27.7 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

During the nine months ending September 30, 2025, the Company sold 1,304,707 shares of common stock at an average price of $8.01 for gross proceeds of approximately $10.4 million under the ATM offering.

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

The Company incurs significant research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of September 30, 2025, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.2 million.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements for the nine months ended September 30, 2025. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $27.7 million and total current assets were $30.7 million at September 30, 2025, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash and cash equivalents (used in) provided by:
Operating activities	$(19,638)	$(22,348)
Investing activities	(899)	-
Financing activities	27,545	20,289
Change in cash and cash equivalents	7,008	(2,059)
Impact on cash from foreign currency translation	(196)	(237)
Cash and cash equivalents, beginning of period	20,922	35,848
Cash and cash equivalents, end of period	$27,734	$33,552

Operating Activities

Operating activities used approximately $19.6 million of cash during the nine months ended September 30, 2025, resulting mainly from our loss of $40.7 million, changes in our net operating assets and liabilities of $1.5 million, and gain on forgiveness of accounts payable of $0.6 million, partially offset by an intangibles impairment expense of $16.5 million and non-cash stock-based compensation of $6.6 million. The change in our net operating assets and liabilities was mainly due to an increase in other assets of $0.7 million, an increase in research and development tax credit receivable of $0.5 million, an increase in other tax receivable of $0.5 million and a decrease in deferred liabilities of $0.5 million, partially offset by a decrease in accounts payable and accrued liabilities of $1.0 million.

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

Investing Activities

During the nine months ended September 30, 2025, the Company acquired $0.9 million of equipment to be used in its CORDStrom clinical program.

Financing Activities

During the nine months ended September 30, 2025, the Company sold 1,304,707 shares of common stock under its ATM program for net proceeds of $10.1 million.

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

During the nine months ended September 30, 2024, the Company repaid $7.5 million of its debt.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and there have been no material changes during the nine months ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

INmune Bio Inc.

Date: October 30, 2025	By:	/s/ David Moss
David Moss
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2025	By:	/s/ Cory Ellspermann
Cory Ellspermann
Chief Financial Officer
(Principal Financial and Accounting Officer)