Form 10-K
period 2025-12-31
Inmune Bio, Inc.
filed 2026-03-30
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

(561) 710 0512

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $51 million as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025), based upon the closing sale price for the registrant’s common stock on that day as reported by The Nasdaq Capital Market. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

As of March 30, 2026, there are 26,585,258 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2025.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

ii

PART I

Item 1. Business

Our Strategy

Company Overview

INmune Bio is a clinical-stage biotechnology company dedicated to developing and commercializing a pipeline of product candidates designed to reprogram the innate immune system. Our mission is to address a broad range of diseases where chronic inflammation and immune dysfunction are primary drivers of pathology.

Lead Program: CORDStrom™ for RDEB Our primary focus is the treatment of Recessive Dystrophic Epidermolysis Bullosa (RDEB) using CORDStrom, our proprietary, pooled, human umbilical cord-derived mesenchymal stromal cell platform. RDEB is a devastating pediatric orphan disease caused by mutations in the COL7A1 gene. This genetic deficiency leads to systemic complications, including highly debilitating skin blistering, chronic non-healing wounds, dysphagia, and failure to thrive. Over time, the chronic inflammatory environment associated with RDEB often progresses to fatal squamous cell carcinoma. RDEB is a systemic disease with no approved systemic treatments. The only approved products to date are topical and do not address the systemic issues of the disease, which is the focus of CORDStrom.

CORDStrom has recently completed a pivotal, blinded, randomized cross-over trial. Based on these data, the Company is transitioning toward regulatory submission and commercialization. We intend to file a Marketing Authorization Application (MAA) in the United Kingdom in July 2026 and the European Union (EU) in September 2026, followed by a Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA) targeted for December 2026.

Neuroinflammation and Oncology Pipelines In addition to our lead rare disease program, the Company is advancing two other clinical-stage platforms:

●	XPro1595 (XPro): A next-generation protein therapeutic that targets neuroinflammation by selectively neutralizing soluble TNF. XPro has completed Phase I and Phase II clinical trials for the treatment of Alzheimer’s Disease (AD), with enrollment spanning clinical sites in the United Kingdom, the European Union, Australia, and Canada.

●	INKmune™: A novel natural killer (NK) cell-priming platform designed to harness the patient’s own innate immune system to eliminate cancer cells. The INKmune program is currently nearing the completion of an open-label Phase II trial for the treatment of metastatic castrate-resistant prostate cancer (mCRPC).

By targeting the innate immune system across these distinct therapeutic areas, INmune Bio aims to deliver disease-modifying treatments for patients with high unmet medical needs.

CORDStrom

CORDStrom, developed by INmune Bio circa 2020, represents a breakthrough in mesenchymal stromal cell technology. The CORDStrom platform leverages, among other things, proprietary screening, pooling and expansion techniques to create off-the-shelf, allogeneic, pooled human umbilical cord - derived mesenchymal stromal cells as medicines to treat complex inflammatory diseases. CORDStrom is manufactured in the United Kingdom under the direction of Mark Lowdell, the Company’s CSO, using a supply of human umbilical cords. CORDStrom products are designed to provide high-quality, off-the-shelf, batch-to-batch consistent, scalable, cGMP manufactured, potent cellular medicines that can be produced at low cost and with repeatable specification. Initially developed at the INKmune manufacturing facilities utilizing United Kingdom academic grant funding, CORDStrom is a product platform that shows promise as a therapy for RDEB and many other debilitating conditions. While the first generation CORDStrom product is agnostic to indication, the platform enables creation of indication-specific products, which can be tuned for optimization of anti-inflammatory, immunomodulatory, wound healing, and other characteristics.

Children with RDEB have skin that is damaged by even the smallest amount of friction which causes severe blistering, deep wounds, and scars. It is caused by a fault in a gene that makes collagen, a protein that holds the skin layers together. There are limited options available for treatment, none that adequately meet the needs of patients, and the condition gets worse over time with many children reliant on a wheelchair as they move into their teenage years. Many of those with an RDEB diagnosis will also go on to develop aggressive life-threatening skin cancer in adulthood caused by the accumulated damage to their skin. The Company estimates roughly 2,000 people suffer from RDEB in the US, United Kingdom and EU representing a large unmet opportunity to potentially provide routine clinical care to these children.

From 2020 until mid-2024, the Company supplied CORDStrom as an investigational medical product to the Great Ormond Street Children’s Hospital (“GOSH”), London, and Birmingham Children’s Hospital in connection with the MissionEB study, which was primarily funded by a grant from the National Institute for Health and Care Research (“NIHR”) and Cure EB in the United Kingdom. INmune Bio was compensated for CORDStrom used in the trial and was not a sponsor of the MissionEB study. The investigators recently concluded the double blinded, randomized, placebo-controlled arm of the study, which evaluated the safety and efficacy of CORDStrom in 30 pediatric patients (less than 16 years old) in the United Kingdom with intermediate and severe RDEB using a novel cross-over clinical trial design. Patients were randomized to CORDStrom or placebo arms and received two intravenous infusions two weeks apart and then followed for 9 months. Each child then crossed over to the other arm and received two doses of placebo or CORDStrom two weeks apart with a further 9-month follow-up.

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

Further analysis of the data by the Company noted an improvement in pain of the patients compared to placebo as follows:

In addition, further analysis of the data by the Company showed an improvement of wellbeing compared to placebo as follows:

The Mission EB data form the basis of a license that was entered into between INmune Bio and GOSH, whereby the Company gains exclusive access to the clinical study data for commercial uses in exchange for payment of an initiation milestone of approximately $0.3 million which the Company paid during July 2025 and a single development milestone of up to 6 million pounds (approximately $8.1 million at December 31, 2025) due on receipt of first marketing authorization from the FDA, European Medicines Agencies (“EMA”), or the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”), which has not occurred yet.

After reviewing results of the Mission EB study, the Company initiated a Type C meeting with the FDA to obtain CMC and regulatory feedback and submitted information, data and requests for Rare Pediatric Disease and Orphan Drug Designations (RPDD/ODD).

The FDA granted RPDD to the Company’s CORDStrom product on December 13, 2024. CORDStrom remains eligible to receive a Priority Review Voucher (PRV) if approved by the FDA on or prior to September 30, 2029, assuming the PRV program is not extended. If granted, a PRV can be redeemed to receive priority review for a different product. Alternatively, a PRV may be transferred or sold to another organization.

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

XPro

We believe our XPro platform can be used as a CNS (“central nervous system”) therapy to target glial activation to prevent progression of AD along with other inflammatory diseases. The primary focus of the Company’s development efforts for XPro is AD. In each case, we believe neutralizing soluble Tumor Necrosis Factor (“sTNF”) is a cornerstone to the treatment of neuroinflammation and immune dysfunction in these diseases.

We believe the dominant negative tumor necrosis factor (“DN-TNF”) platform can be used to treat selected neurodegenerative diseases by reducing neuroinflammation without immunosuppression. The Company believes the core pathology of cognitive decline is a combination of neurodegeneration and synaptic dysfunction. Neurodegeneration is nerve cell death that may include demyelination. Synaptic dysfunction means the connections between nerve cells cease to work efficiently and may decrease in number. The combination of neurodegeneration and synaptic dysfunction causes cognitive decline and behavioral changes associated with AD. XPro completed a Phase I trial treating patients with Alzheimer’s disease that was partially funded by a Part-the-Clouds Award from the Alzheimer’s Association. We believe XPro targets activated microglia and astrocytes of the brain that produce sTNF that promotes nerve cell loss, synaptic dysfunction and prevents myelin repair - key elements in the development of dementia. In animal models, elimination of sTNF prevents nerve cell dysfunction, reverses synaptic pruning and promotes myelin repair. The Phase I trial in patients with biomarkers of inflammation with AD has been completed. The open label, dose escalation trial was designed to demonstrate that XPro can safely decrease neuroinflammation in patients with AD and biomarkers of inflammation. The goal of the Phase 1 trial was to demonstrate safety in the target population (patients with AD), demonstrate target engagement by showing XPro got into the brain in therapeutically relevant concentrations and reduced neuroinflammation) and identify the best dose for phase 2. XPro got into the brain (Figure 1a) and dose dependently decreased biomarker of neuroinflammation in the CSF (Figure 1b) with patients treated with the highest dose (1mg/kg/week dose) having the greatest reduction in neuroinflammation. A broad analysis of proteomic changes following treatment of XPro revealed significant changes in CSF proteins related to CNS neuronal function, immune/inflammatory response, Cytoskeletal, metabolic processes, and dendritic spine morphogenesis and synaptic plasticity. Of note, XPro reduced neuronal injury markers Visinin-like protein-1 (91%) and Neurofilament light (84%), improved measures of synaptic function as evinced by a 222% increase in Contactin 2 and a 56% decrease neurogranin. Finally, XPro significantly reduced CSL levels of p-Tau217 (43%) and pTau181 (2%) after 3 months of therapy (Figure 1c).

A	B	C

Figure 1: (A) XPro gets into the brain at therapeutically relevant concentrations. XPro neutralizes 99.9% of sTNF when drug levels exceed two logs. (B) XPro dose dependently reduces CSF inflammation in the brain. CSF composite – a composite score of change of all cytokines measured in the OLINK Target 48 Cytokine panel. (C) XPro (at 1 mg/kg dose) reduces CSF pTau217 and pTau181 as measure by proteomics.

The Phase II study, also known as AD-02 and MINDFuL, was a multicenter, randomized, double-blind, placebo-controlled clinical trial evaluating the safety, tolerability, and efficacy of XPro in individuals with early Alzheimer’s disease with biomarkers of inflammation. The primary goal of AD02 was to determine if XPro could affect cognition following 6 months of treatment. Participants with a diagnosis of early AD (mild cognitive impairment or mild AD) were randomized in a 2:1 (XPro:Placebo) ratio to receive either 1.0 mg/kg of XPro or placebo via weekly subcutaneous injections for 6 months. An enrichment strategy mirroring to the successful strategy used in the Phase I trial was used to align the mechanism of the drug with the patients AD pathology. Eligibility required the presence of at least one inflammatory biomarker—either high-sensitivity C-reactive protein (hsCRP > 1.5 mg/L), erythrocyte sedimentation rate (ESR > 10 mm/h), hemoglobin A1c (HbA1c > 6.0% DCCT), or at least one APOE4 allele. The primary endpoint was the Early and Mild Alzheimer’s Cognitive Composite (EMACC), with secondary endpoints of Clinical Dementia Rating Scale – Sum of Boxes (CDR-SB), Everyday Cognition Scale (E-Cog), Neuropsychiatric Inventory (NPI-12), ADCS-ADL, and biomarkers such as pTau-217 and GFAP. MRI-based neuroinflammation and brain volumetrics are also evaluated. The AD program had sites in Australia, Canada, the United Kingdom, France, Germany, Spain, Czech Republic and Slovakia.

Full enrollment in the Phase II AD trial occurred in late 2024 with 208 patients enrolled and top-line data was received during June 2025. In the Phase 2 MINDFuL trial of XPro in patients with early Alzheimer’s Disease (AD) with biomarkers of inflammation, the modified intent-to-treat (mITT) population (n=200) did not meet the primary and key secondary endpoints (figure 1). Efficacy, Demographics and Safety data are shown below.

Figure 1: Phase 2 Study Results – mITT population Primary and Key Secondary Endpoints, Change From Baseline

Figure 1: As these graphs depict, the primary and secondary endpoints in this trial were not met as no decline in the placebo groups were observed. A trend was observed in NPI that favored XPro over placebo. For reference, A higher EMACC score =better, A lower CDR and NPI score is better. EMACC: LS Mean Diff (SE): -0.018 (0.0414), 90% CI: -0.0860, 0.0509, p-value: 0.672. CDR-SB: LS Mean Diff (SE): -0.11 (0.185), 90% CI: -0.417, 0.195, p-value: 0.5491. NPI: LS Mean Diff (SE): -0.9 (0.78), 90% CI: -2.18, 0.39, p-value: 0.2499

Prespecified subgroups analyses suggested a signal that favored XPro in a predetermined population of patients that were both amyloid positive and had a higher burden of inflammation defined by 2 or more biomarkers of inflammation (from hereon referred to as enriched group). As shown in figure 2, the mITT placebo group did not decline whereas patients in the enriched group did decline. Decline in the placebo group is required to test the ability of a treatment to prevent or slow decline.

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

Figure 3a: Phase 2 Study Results – Enriched population primary and key secondary endpoints, change from baseline

Figure 3: The enriched population show effect size >0.2 favoring XPro on the EMACC and NPI. , A higher EMACC score =better, A lower CDR and NPI score is better. EMACC: LS Mean Diff (SE): 0.086 (0.0603), 90% CI: -0.0146, 0.1857, p-value: 0.1594. CDR-SB: LS Mean Diff (SE): -0.08 (0.307), 90% CI: -0.593, 0.426, p-value: 0.7859. NPI: LS Mean Diff (SE): -1.6 (1.25), 90% CI: -3.71, 0.47, p-value: 0.2003

Figure 3b: Phase 2 Study Results – XPro had greater impact on dose compliant patients

Figure 4: Effect size of XPro across multiple endpoints described as absolute effect sizes (cohen’s D).

Demographics

Safety

Safety: Treatment Emergent Adverse Events (TEAEs): Safety Analyses Set

Event, n (%)	Placebo (n=67)	XPro1595 (n=139)	Total (n=206)
Any TEAE	59 (88.1%)	131 (94.2%)	190 (92.2%)
Any TEAE by Maximum Severity
Mild	34 (50.7%)	73 (52.5%)	107 (51.9%)
Moderate	22 (32.8%)	56 (40.3%)	78 (37.9%)
Severe	3 (4.5%)	2 (1.4%)	5 (2.4%)
Any Serious TEAE	5 (7.5%)	8 (5.8%)	13 (6.3%)
Any Treatment-Related Serious TEAE	0	2 (1.4%)	2 (1.0%)
Any TEAE Leading to Treatment Discontinuation	2 (3.0%)	12 (8.6%)	14 (6.8%)
Any TEAE Leading to Study Withdrawal	2 (3.0%)	12 (8.6%)	14 (6.8%)
Any TEAE with Fatal Outcome	0	0	0

The Company believes these findings from the Phase 2 results indicate that XPro may offer benefits to a readily identified subgroup of Alzheimer’s patients across all ages with biomarker-defined neuroinflammation, regardless of comorbidities or ApoE4 status and potentially lays the foundation for advancing XPro as a promising treatment for AD. The Company participated in an end-of-phase 2 meeting with the FDA during January 2026. The minutes from the end-of phase 2 meeting confirmed regulatory alignment on the Company’s proposed integrated Phase 2b/3 clinical development strategy for XPro in early AD.

The Company intends to pursue strategic partnership opportunities to support the further development of XPro in neurodegenerative and/or other indications. The Company does not currently plan to independently advance XPro into later-stage development.

INKmune

We have demonstrated that INKmune improves the ability of the patient’s own NK cells to attack their tumor. INKmune interacts with the patient’s NK cells to convert them from inert resting NK cells into memory-like NK cells that kill the patient’s cancer cells. INKmune is designed to be given to patients after their immune system has recovered after cytotoxic chemotherapy to target the residual disease that remains after treatment with cytotoxic therapy. We believe INKmune can be used to treat numerous hematologic malignancies and solid tumors including leukemia, multiple myeloma, lymphoma, lung, ovary, breast, renal and prostate cancer. The Company sponsored a Phase I trial using INKmune to treat patients with high risk MDS/AML, a form of leukemia in the UK. Due to Covid restrictions only one patient completed treatment and follow-up in the Phase I trial for MDS; a further three AML patients were treated compassionately. Due to the post-Covid recruitment problems, the Company decided to terminate further enrollment in the MDS/AML trial in March 2024. Nonetheless, from the four patients treated and completing follow-up it was determined that INKmune therapy is safe and promotes development of cancer killing memory-like NK cells that are activated and can kill NK-resistant cancer cells which can be found in the patient’s circulation for up to 4 months after completion of treatment. The Company initiated a separate multicenter Phase I/II trial of INKmune in a metastatic castrate resistant prostate cancer in the US and enrolled the first patient in December 2023.

The Company’s Phase I/II trial using INKmune to treat patients with metastatic castrate resistant prostate cancer (mCPRC) is an open label trial. Biomarker data from the patients will be visible as patients are treated. The Company plans to report data from each cohort as it becomes available. The trial was completely enrolled during the fourth quarter of 2025 and top-line data is anticipated approximately 6 months thereafter. Topline data are divided into immunologic and tumor response variables. The most important immunologic response variable is related to memory-like NK cell persistence. There are 3 important variables to tumor response: i) blood PSA changes; ii) change in PSMA-PET scan and iii) change in circulating tumor DNA (ctDNA). INKmune is not a hormone-targeting treatment and will not directly reduce PSA levels but tumor load measured by PSMA-PET and/or ctDNA are expected to decrease with treatment. We do not expect this 6-month trial to provide survival data.

Due to capital constraints, the Company does not intend to move INKmune further into development at this time.

Intellectual Property

We seek to protect our therapeutic programs by continuously developing patent properties covering novel compositions, formulations, purpose-limited compositions, combination treatments, methods of medical treatment, and other inventions, whether created internally or in-licensed, in the United States Patent & Trademark Office (the “USPTO”), the World Intellectual Property Organization (“WIPO”) under the Patent Cooperation Treaty (“PCT”), and in patent offices for various foreign jurisdictions. While each invention is unique and territories for protection are decided on a case-by-case basis, we generally pursue patents in Australia, Canada, Europe, Japan, and the United States, and sometimes in Brazil, China and/or Korea. We currently have in our portfolio thirteen (13) issued patents and twenty-seven (27) pending patent applications, including both company-owned and in-licensed properties. The following sections and corresponding tables summarize, for each of our current therapeutic programs, our pending and granted patent positions, to the extent publicly available, as of the time of preparing this document:

CORDStrom (MSCs)

CORDStrom is a cell suspension for intravenous infusion or injection comprising aseptic, allogeneic, pooled human umbilical cord derived mesenchymal stromal cells (hucMSCs). CORDStrom solves certain manufacturing and CMC limitations known to affect mesenchymal stem/stromal cell products, namely, improved batch-to-batch consistency and scalable manufacturing. The following table summarizes current IP covering our CORDStrom platform technology:

Subject Matter / Compound	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
CORDStrom compositions and formulations	2	0	global	2045
Use of CORDStrom for treating disease	1	0	global	2045

DN-TNF Platform Technology

The DN-TNF Platform Technology covers a variety of dominant negative tumor necrosis factor variant proteins, including the pegylated DN-TNF protein variants known as XPro and INB03. The following table summarizes current IP covering our DN-TNF platform technology:

Subject Matter / Compound	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
DNTNF compositions and formulations	2	0	global	2044-2045
Use of DNTNF for treating disease	14	8	global	2033-2045
DNTNF manufacturing/CMC	1	0	global	2045

INB-16 / INKmune (Oncology)

INKmune is a replication-incompetent derivative of our proprietary INB-16 cell line. One commercial application of INKmune includes use as a therapeutic composition designed to enhance the ability of a patient’s own NK cells to seek, recognize and eliminate cancer. Another commercial application of INKmune includes use as a cytokine-like agent for enhancing NK cell killing specificity, potency, and efficacy of NK cell -based therapeutics. The following table summarizes current IP covering INB-16 / INKmune:

Subject Matter / Compound	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
INB-16 / INKmune compositions	4	0	global	2043
Use of INKmune for treating disease	3	5	global	2036-2043

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

Trademarks

The designations INMUNE BIOTM, CORDStromTM, INB16TM, INKmuneTM, XPro1595TM and XProTM are trademarks of INmune Bio Inc. Some or all these trademarks may be protected by registrations or applications pending at the USPTO and other trademark registration authorities globally. As part of the trademark registration process, we may be required to submit a statement of use evidencing bona fide use of each mark in commerce. By nature of being in the biopharmaceutical business, certain regulatory requirements must be met in connection with certain products and/or services prior to receiving marketing authorization from a regulatory agency, and thus it may take some time before products and/or services are offered for sale and a statement of use can be submitted for perfecting trademark registration. For these reasons, we may be required to obtain extensions of time, or to refile applications, seeking registration of trademarks. We cannot guarantee that a given trademark application will be allowed or issued in a respective office for each jurisdiction.

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

The term of the Immune Ventures Agreement began on October 29, 2015, and, if not terminated sooner pursuant to the agreement, ends on a country-by-country basis on the date of the expiration of the last to expire patent rights where patent rights exist. Subject to granting, prosecution-related patent term adjustments, and requirements for maintenance and renewals, the latest to expire patent is scheduled to expire on March 15, 2038 (“Natural Expiration”). Upon Natural Expiration of the Immune Ventures Agreement, we shall have a fully paid up, perpetual, royalty-free license without further obligation to Immune Ventures. The Immune Ventures Agreement can be terminated by Immune Ventures if, after 60 days from our receipt of notice that we have not made a payment under the Immune Ventures Agreement we still do not make this payment. On July 20, 2018 and October 30, 2020, the parties amended the agreement under which the Company was required to achieve milestones pursuant to the agreement.

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

CORDStrom License Agreement – Clinical Trial Data

On February 6, 2025, the Company and Great Ormond Street Hospital NHS Foundation Trust (“GOSH”) executed an exclusive commercial use license to clinical trial data associated with the MissionEB trial (ISRCTN14409785). The Company owns the intellectual property covering the CORDStrom product, the investigational medicinal product (“IMP”) used in the MissionEB trial. In addition, the Company owns IP and maintains trade secret protections covering the manufacturing of CORDStrom. With this license to the clinical trial data, the Company intends to prepare applications seeking marketing authorization of CORDStrom for treatment of pediatric recessive dystrophic epidermolysis bullosa (“RDEB”) in each of the FDA, EMA, and MHRA. Terms of the GOSH license include an upfront payment of £250,000 (approximately $0.3 million) which the Company paid during 2025 and a single milestone payment of up to £6,000,000 (approximately $8.1 million at December 31, 2025) due on the first to occur marketing authorization to be granted by the FDA, EMA or MHRA. Under the license agreement, the Company was previously obligated to provide CORDStrom for use in the MissionEB clinical study at no cost. During February 2026, the MissionEB study was formally closed, and the Company’s obligation to supply CORDStrom in connection with that study has terminated in accordance with the terms of the license agreement. As a result, the Company has no remaining contractual product supply obligations related to the MissionEB study under the license agreement. The Company intends to provide CORDStrom at no cost for use in a contemplated follow-on clinical study referred to as “MissionEB II” however, no definitive agreement governing such study has been executed, and the Company has no present contractual obligation to supply product for MissionEB II.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. Generally, before a new therapeutic product can be marketed, considerable data demonstrating a biological product candidate’s quality, safety, purity and potency, or a small molecule drug candidate’s quality, safety and efficacy, must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. For biological product candidates, potency is similar to efficacy and is interpreted to mean the specific ability or capacity of the product, as indicated by appropriate laboratory tests or by adequately controlled clinical data obtained through the administration of the product in the manner intended to effect a given result.

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-marketing may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications from the sponsor, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our company and our products or product candidates.

U.S. Biologics Regulation

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the Public Health Service Act (“PHSA”), and other federal, state, local, and foreign statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative action and judicial sanctions. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulation;

●	submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

●	approval by an independent institutional review board (“IRB”), or ethics committee at each clinical site before the trial is commenced;

●	manufacture of the proposed biologic candidate in accordance with Current Good Manufacturing Practices (“cGMPs”);

●	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (“GCP”) requirements to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

●	preparation of and submission to the FDA of a BLA, after completion of all pivotal clinical trials;

●	satisfactory completion of an FDA Advisory Committee review, if applicable;

●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with GCPs; and

●	FDA review and approval of a BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning any clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. In April 2025, the FDA published a roadmap to reduce animal testing in preclinical safety studies, including those required in INDs, with scientifically validated new approach methodologies. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

In addition to the IND submission process, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment and such review may result in some delay before initiation of a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing preclinical studies and clinical trials and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

●	Phase 1. The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

●	Phase 2. The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

●	Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure, including that the study was conducted in accordance with GCP, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies.

BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of the product, or from a number of alternative sources, including studies initiated and sponsored by investigators. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted, except that the PREA will apply to an original BLA for a new active ingredient that is orphan-designated if the biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and data demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

In 2017, the FDA established a new regenerative medicine advanced therapy (“RMAT”) designation as part of its implementation of the 21st Century Cures Act (the “Cures Act”). The RMAT designation program is intended to fulfill the Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (i) the drug qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of breakthrough therapy designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review.

Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. When appropriate, the FDA can permit fulfillment of post-approval requirements for an RMAT that has received accelerated approval through: the submission of clinical evidence, preclinical studies, clinical trials, patient registries or other sources of real world evidence such as electronic health records; the collection of larger confirmatory datasets; or post-approval monitoring of all patients treated with the therapy prior to approval.

A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if there is evidence it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Fast track designation, breakthrough therapy designation, RMAT designation and priority review do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act of 1983, the FDA may grant orphan drug designation to a product candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that product candidate. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same approved use or indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or if the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the same use or indication for which the already-approved or licensed product was approved or licensed. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

There is some uncertainty with respect to the FDA’s interpretation of the scope of orphan drug exclusivity. Historically, exclusivity was specific to the orphan indication for which the drug was approved. As a result, the scope of exclusivity was interpreted as preventing approval of a competing product. However, in 2021, the federal court in Catalyst Pharmaceuticals, Inc. v. Becerra suggested that orphan drug exclusivity covers the full scope of the orphan-designated “disease or condition” regardless of whether a drug obtained approval for a narrower use.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, and potency or effectiveness of biologics. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or holds on post-approval clinical studies;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;

●	product seizure or detention, or refusal of the FDA to permit the import or export of products;

●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
●	mandated modification of promotional materials and labeling and the issuance of corrective information;

●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

●	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The Affordable Care Act (“ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar”, to or interchangeable with an FDA-approved reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

The FDA has issued guidance documents intended to inform prospective applicants and facilitate the development of proposed biosimilars and interchangeable biosimilars, as well as to describe the FDA’s interpretation of certain statutory requirements added by the BPCIA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. On December 20, 2020, Congress amended the PHSA as part of the COVID-19 relief bill to further simplify the biosimilar review process by making it optional to show that conditions of use proposed in labeling have been previously approved for the reference product, which used to be a requirement of the application. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty. As discussed below, the Inflation Reduction Act of 2022 (“IRA”) is a significant new law that intends to foster generic and biosimilar competition and to lower drug and biologic costs.

Patent Term Extension

In the United States, after a BLA is approved, owners of relevant drug patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between, the latter of the effective date of an IND and issue date of the patent for which extension is sought, and the submission date of a BLA, plus the time between BLA submission date and the BLA approval date up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue licensure with due diligence. The total patent term after the extension may not exceed 14 years from the date of product licensure. Only one patent applicable to a licensed biological product is eligible for extension and only those claims covering the product, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements.

Some, but not all, foreign jurisdictions possess patent term extension or other additional patent exclusivity mechanisms that may be more or less stringent and comprehensive than those of the United States.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute (“AKS”); the federal False Claims Act (“FCA”); the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and similar foreign, federal and state fraud, abuse and transparency laws.

The AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. The government often takes the position that to violate the AKS, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. There are a number of statutory exceptions and regulatory safe harbors protecting some common commercial activities from AKS prosecution, but they are drawn narrowly and practices that involve remuneration, such as consulting agreements, for persons in a position to refer or recommend federally reimbursable healthcare business may be alleged to be intended to induce prescribing, purchasing or recommending, and may be subject to scrutiny if they do not qualify for an exception or regulatory safe harbor. Qualifying for a statutory exception or regulatory safe harbor requires satisfying all of the criteria for the exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS, but it does increase the risk of regulatory scrutiny. Ultimately, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The FCA, which can be enforced through civil whistleblower or qui tam actions, prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of federal government funds, including in federal healthcare programs, that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA.

HIPAA created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including private third-party payors, and making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate the statute in order to have committed a violation.

The FDCA addresses, among other things, the design, production, labeling, promotion, manufacturing, and testing of drugs, biologics and medical devices, and prohibits such acts as the introduction into interstate commerce of adulterated or misbranded drugs or devices. The PHSA also prohibits the introduction into interstate commerce of unlicensed or mislabeled biological products.

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicaid & Medicare Services (“CMS”) information related to payments or other transfers of value to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning on January 1, 2023, California Assembly Bill 1278 requires California physicians and surgeons to notify patients of the Open Payments database established under the federal Physician Payments Sunshine Act.

We are also subject to federal price reporting laws and federal consumer protection and unfair competition laws. Federal price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/ or discounts on approved products. Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

We are also subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

Data Privacy and Security

Numerous state, federal, and foreign laws govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, that govern the collection, use, disclosure, and protection of health-related and other personal information and could apply to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations impose data privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable protected health information (“PHI”) for or on behalf of such covered entities. These requirements imposed by HIPAA and HITECH on covered entities and business associates include entering into agreements that require business associates protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present, or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity, and availability of all PHI created, received, maintained, or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of breaches of PHI to individuals and regulators.

Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. A covered entity or business associate is also liable for civil money penalties for a violation that is based on an act or omission of any of its agents, which may include a downstream business associate, as determined according to the federal common law of agency. HITECH also increased the civil and criminal penalties applicable to covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.

In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, govern the privacy and security of health-related information, specifically, may apply even when HIPAA does not and impose additional requirements.

Even when HIPAA and state health information privacy laws do not apply, according to the FTC and state attorneys general, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act and state consumer protection laws.

In addition, certain state laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. The CCPA and numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, exempt PHI that is subject to HIPAA; and others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, our use of artificial intelligence, or AI, and machine learning may be subject to laws and evolving regulations regarding the use of AI and machine learning, controlling for data bias, and antidiscrimination.

Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Coverage and Reimbursement

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow it to establish or maintain pricing sufficient to realize a sufficient return on its investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations.

As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Factors payors consider in determining reimbursement are based on whether the product is:

●	a covered benefit under its health plan;

●	safe, effective and medically necessary;

●	cost-effective; and

●	neither experimental nor investigational.

Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Decreases in third-party reimbursement for any product or a decision by a third-party not to cover a product could reduce physician usage and patient demand for the product.

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. The IRA provides CMS with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. On August 29, 2023, HHS announced the list of the first ten drugs subject to price negotiations. These price negotiations occurred in 2024. In January 2025, CMS announced a list of 15 additional Medicare Part D drugs that will be subject to price negotiations. The IRA also provides a new “inflation rebate” covering Medicare patients that took effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision requires drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Part B and Part D increases faster than the rate of inflation. To support biosimilar competition, beginning in October 2022, qualifying biosimilars may receive a Medicare Part B payment increase for a period of five years. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain.

In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we may commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Finally, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.

Other legislative changes have been proposed and adopted since the ACA was enacted, including automatic aggregate reductions of Medicare payments to providers of on average 2% per fiscal year as part of the federal budget sequestration under the Budget Control Act of 2011. These reductions went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional action is taken by Congress. In addition, the Bipartisan Budget Act of 2018, among other things, amended the Medicare Act (as amended by the ACA) to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs being covered under Medicare Part D.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS adopted a final rule allowing Medicare Advantage Plans the option to use step therapy for Part B drugs, permitting Medicare Part D plans to apply certain utilization controls to new starts of five of the six protected class drugs, and requiring the Explanation of Benefits for Part D beneficiaries to disclose drug price increases and lower cost therapeutic alternatives, which went into effect on January 1, 2021. In May 2025, the Trump Administration renewed the idea of international reference pricing through an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the HHS and other agencies to communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the MFN target price will be the lowest price paid in an Organization for Economic Co-operation and Development country with a gross domestic product (“GDP”) per capita of at least 60% of the U.S. GDP per capital. In addition, in December 2025, CMS proposed new drug payment models to lower drug prices for Medicare beneficiaries; under the models, CMS would explore potential adjustments to Medicare drug inflation rebate calculations by comparison to international drug pricing information. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business.

Notwithstanding the IRA, continued legislative and enforcement interest exists in the United States with respect to specialty drug pricing practices. Specifically, we expect government authorities to continue pushing for transparency to drug pricing, reducing the cost of prescription drugs under Medicare, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for its drugs or put pressure on its drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

Other Government Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, research and development, clinical trials, testing, manufacturing, safety, efficacy, quality control, labeling, packaging, storage, record keeping, distribution, reporting, export and import, advertising, marketing and other promotional practices involving biological products as well as authorization, approval as well as post-approval monitoring and reporting of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials.

The requirements and process governing the conduct of clinical trials, including requirements to conduct additional clinical trials, product licensing, safety reporting, post-authorization requirements, marketing and promotion, interactions with healthcare professionals, pricing and reimbursement may vary widely from country to country. No action can be taken to market any product in a country until an appropriate approval application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices may not be approved for such product, which would make launch of such products commercially unfeasible in such countries.

Regulation in the European Union

European Data Laws

The processing of personal data, including health-related personal data in the European Economic Area (“EEA”) is mainly governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), and related data protection laws in individual EEA countries. In the United Kingdom (“UK”), the processing of personal data is mainly governed by the GDPR as incorporated into UK law pursuant to the European Union (Withdrawal) Act 2018 (the “UK GDPR”). The GDPR and UK GDPR impose a number of strict obligations and requirements for the processing, including collecting, analyzing and transferring, of personal data of individuals in the EEA or in the UK, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR and UK GDPR include requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and obligations relating to the security and confidentiality of the personal data. EEA countries may also impose additional requirements in relation to the processing of health, genetic and biometric data through their national legislation.

In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the European Commission (“EC”) to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on the appropriate safeguards, data exporters, with the assistance of the data importers, are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the safeguards in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework.

With regard to the transfer of data from the EEA to the UK, based on the EC’s adequacy decision of June 28, 2021 and subsequent renewals, personal data may continue to flow freely from the EEA to the UK on the basis that the UK is deemed to provide an adequate level of data protection until December 27, 2031. The adequacy decisions will automatically expire unless renewed.

With respect to transfers from the UK to other countries, these transfers are also subject to specific transfer rules under the UK regime. These UK international transfer rules broadly mirror the EU GDPR rules.

On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (“IDTA”) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (“UK Addendum”) and a document setting out transitional provisions. The IDTA and UK Addendum came into force on March 21, 2022 and are the primary UK-approved mechanisms for putting in place appropriate safeguards for UK restricted transfers, subject to transitional arrangements for legacy SCCs. Regarding transfers from the UK to the EEA, the UK Information Commissioner’s Office (“ICO”) guidance indicates that organizations do not need new arrangements. With regard to the transfer of personal data from the UK to the United States, the UK government has adopted an adequacy decision for the UK Extension to the EU-US Data Privacy Framework, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the United States as offering an adequate level of data protection where the recipient is a U.S. organization certified to the EU-US Data Privacy Framework and participating in the UK Extension to the EU-US Data Privacy Framework.

Failure to comply with the requirements of the GDPR or UK GDPR and the related national data protection laws of the EEA countries may result in significant monetary fines for noncompliance of up to €20 million or £17.5 million (as applicable), 4% of the total worldwide annual turnover (for higher-tier infringements). This is enforced by ICO and is entirely separate from fines under EU GDPR. In addition, violations of national laws can trigger additional, administrative penalties, investigations, corrective orders, temporary or definitive bans, and, in some jurisdictions, a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed.

Drug Marketing Authorization

In the EEA, after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a marketing authorization (“MA”). To obtain an MA of a drug under EU regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure.

Data protection authorities from the different EEA countries may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EEA.

To be used or sold in the UK, a drug must have an effective MA granted by the MHRA under the Human Medicines Regulations 2012 (SI 2012/1916), as amended. MA applications are submitted electronically via the MHRA Submissions Portal. Under the MHRA’s national assessment procedure, the MHRA generally aims to reach a decision within 210 “clock-on” days, excluding any “clock-stops” while the applicant prepares responses to MHRA questions.

On August 30, 2023, the MHRA published detailed guidance on its recently announced new International Recognition Procedure (“IRP”) for MAAs. The IRP applies since January 1, 2024, and replaces existing EU reliance procedures to apply for authorizations from seven international regulators (e.g. Health Canada, Swiss Medic, FDA, EMA, among others). The IRP allows medicinal products approved in other jurisdictions that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the UK. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

Centralized Authorization Procedure

The centralized procedure provides for the grant of a single MA that is issued by the EC following the scientific assessment of the application by the EMA that is valid for all EU member states as well as in the three additional EEA member states (Norway, Iceland, and Liechtenstein). The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy, or tissue engineered medicines) and medicinal products with a new active substance indicated for the treatment of certain diseases (HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune diseases and other immune dysfunctions, and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a MA through the centralized procedure.

Under the centralized procedure, the Committee for Medicinal Products for Human Use (“CHMP”) is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA within 67 days after receipt of the CHMP opinion.

Decentralized Authorization Procedure

Medicines that fall outside the mandatory scope of the centralized procedure have three routes to authorization: (i) they can be authorized under the centralized procedure if they concern a significant therapeutic, scientific or technical innovation, or if their authorization would be in the interest of public health; (ii) they can be authorized under a decentralized procedure where an applicant applies for simultaneous authorization in more than one EU member state; or (iii) they can be authorized in an EU member state in accordance with that state’s national procedures and then be authorized in other EU countries by a procedure whereby the countries concerned agree to recognize the validity of the original, national MA (mutual recognition procedure).

The decentralized procedure permits companies to file identical MAAs for a medicinal product to the competent authorities in various EU member states simultaneously if such medicinal product has not received marketing approval in any EU member state before. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The competent authority of a single EU member state, the reference member state, is appointed to review the application and provide an assessment report. The competent authorities of the other EU member states, the concerned member states, are subsequently required to grant a MA for their territories on the basis of this assessment. The only exception to this is where the competent authority of an EU member state considers that there are concerns of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding for all EU member states.

Risk Management Plan

All new MAAs must include a Risk Management Plan (“RMP”) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. RMPs are continually modified and updated throughout the lifetime of the medicine as new information becomes available. An updated RMP must be submitted: (i) at the request of EMA or a national competent authority, or (ii) whenever the risk-management system is modified, especially as the result of new information being received that may lead to a significant change to the benefit-risk profile or as a result of an important pharmacovigilance or risk-minimization milestone being reached. The regulatory authorities may also impose specific obligations as a condition of the MA. Since October 20, 2023, all RMPs for centrally authorized products are published by the EMA, subject only to limited redactions.

MA Validity Period

MAs have an initial duration of five years. After these five years, the authorization may subsequently be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the EC or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Applications for renewal must be made to the EMA at least nine months before the five-year period expires.

Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.

For the UK, the period of three years during which the drug has not been marketed in Great Britain will be restarted from the date of conversion to a Great Britain MA. Following Windsor Framework changes, which became effective January 1, 2025, European Commission Union authorizations are no longer valid in Northern Ireland and centrally authorized products are instead authorized by the MHRA under UK-wide marketing authorizations; existing licenses for product licensed by the MHRA that covers Great Britain only become geographically valid UK-wide while retaining their license number/prefix.

On the other hand, for the EU, in the case the drug has been marketed in the UK, the placing on the UK market before the end of the period starting when the UK left the EU on January 31, 2020 and ending on December 31, 2020 (the “Brexit Transition Period”) will be taken into account. If, after the end of the Brexit Transition Period, the drug is not placed on any other market of the remaining member states of the EU, the three year period will start running from the last date the drug was placed on the UK market before the end of the Brexit Transition Period.

Advanced Therapy Medicinal Products

In the EU, medicinal products, including advanced therapy medicinal products (“ATMPs”) are subject to extensive pre-and post-market regulation by regulatory authorities at both the EU and national levels. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products, which are genes, cells or tissues that have undergone substantial manipulation and that are administered to human beings in order to cure, diagnose or prevent diseases or regenerate, repair or replace a human tissue. Pursuant to Regulation (EC) No 1394/2007, the Committee for Advanced Therapies (“CAT”) is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CHMP and CAT are also responsible for providing guidelines on ATMPs. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs. Although such guidelines are not legally binding, compliance with them is often necessary to gain and maintain approval for product candidates.

In addition to the mandatory RMP, the holder of a MA for an ATMP must put in place and maintain a system to ensure that each individual product and its starting and raw materials, including all substances coming into contact with the cells or tissues it may contain, can be traced through the sourcing, manufacturing, packaging, storage, transport and delivery to the relevant healthcare institution where the product is used.

Data and Market Exclusivity

As in the United States, it may be possible to obtain a period of market and / or data exclusivity in the EU that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received a MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining MA or placing the product on the market. Innovative medicinal products, referred to as New Chemical Entities (“NCEs”) approved in the EU qualify for eight years of data exclusivity and 10 years of marketing exclusivity.

An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.

The data exclusivity period begins on the date of the product’s first MA in the EU. After eight years, a generic product application may be submitted, and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial change was authorized).

Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the EU’s regulatory authorities to include a NCE. Even if a compound is considered to be a NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the medicinal product if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its product.

On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation and negotiations are still ongoing. The timing for finalization of these negotiations and entry into force are unclear.

The current drafts envisage:

●	a shortening of the periods of data exclusivity from eight to six years (with transferrable vouchers for an additional year of market protection as an incentive for the development of new antibiotics),

●	earlier regulatory guidance and extension of market exclusivity for orphan medicines (depending on certain conditions),

●	four-year data exclusivity for additional indications of existing products, and

●	rules governing the availability of products (including shortage prevention plans and some supply obligations for manufacturers).

Orphan Designation and Exclusivity

The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU (prevalence criterion). In addition, orphan drug designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not a MA, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for MA of the medicinal product is submitted. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional MA.

The EMA’s Committee for Orphan Medicinal Products (“COMP”) reassesses the orphan drug designation of a product in parallel with the review for a MA; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of MA review by the EMA and approval by the EC. Additionally, any MA granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of a MA, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.

During the 10-year period of market exclusivity, with a limited number of exceptions, the regulatory authorities of the EU member states and the EMA may not accept applications for MA, accept an application to extend an existing MA or grant a MA for other similar medicinal products for the same therapeutic indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity for an orphan-designated condition when the results of specific studies are reflected in the Summary of Product Characteristics (“SmPC”) addressing the pediatric population and completed in accordance with a fully compliant Pediatric Investigation Plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, i.e. the condition prevalence or financial returns criteria under Article 3 of Regulation (EC) No. 141/2000 on orphan medicinal products. When the period of orphan market exclusivity for an indication ends, the orphan drug designation for that indication expires as well. Orphan exclusivity runs in parallel with normal rules on data exclusivity and market protection. Additionally, a MA may be granted to a similar medicinal product (orphan or not) for the same or overlapping indication subject to certain requirements.

In the UK, following the post-Brexit transition period, a system for incentivizing the development of orphan medicines was introduced. Overall, the requirements for orphan designation largely replicate the requirements in the EU and the benefit of market exclusivity has been retained. Products with an orphan designation in the EU can be considered for an orphan MA in Great Britain, and marketing authorizations granted for products that fulfil UK orphan criteria are valid UK-wide regardless of whether there is an EU orphan designation. The MHRA will review applications for orphan designation at the time of a MA, and will offer incentives, such as market exclusivity and full or partial refunds for MA fees to encourage the development of medicines in rare diseases. Separately, the MHRA has stated that it is considering updating its licensing framework for orphan medicines, with a draft framework expected by spring 2026.

Pediatric Development

In the EU, companies developing a new medicinal product are obligated to study their product in children and must therefore submit a PIP, together with a request for agreement to the EMA. The EMA issues a decision on the PIP based on an opinion of the EMA’s Pediatric Committee. Companies must conduct pediatric clinical trials in accordance with the PIP approved by the EMA, unless a deferral (e.g. until enough information to demonstrate its effectiveness and safety in adults is available) or waiver (e.g. because the relevant disease or condition occurs only in adults) has been granted by the EMA. The MAA for the medicinal product must include the results of all pediatric clinical trials performed and details of all information collected in compliance with the approved PIP, unless a waiver or a deferral has been granted, in which case the pediatric clinical trials may be completed at a later date. Medicinal products that are granted a MA on the basis of the pediatric clinical trials conducted in accordance with the approved PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the approved PIP are developed and submitted. An approved PIP is also required when a MA holder wants to add a new indication, medicinal form or route of administration for a medicine that is already authorized and covered by intellectual property rights.

In the UK, the MHRA has published guidance on the procedures for UK Pediatric Investigation Plans which, where possible, mirror the submission format and requirements of the EU system. From January 1, 2025, EU pediatric requirements are addressed via Windsor Framework categorization: for Category 2 products, both UK and EU pediatric requirements apply, and an EU-agreed PIP must also be in place (unless waived).

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The Priority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small-and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact point and rapporteur from the CHMP or from CAT are appointed facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts to provide guidance on the overall development plan and regulatory strategy. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

Post-Approval Regulation

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the EU member states. This oversight applies both before and after grant of manufacturing licenses and MAs. It includes control of compliance with EU good manufacturing practices rules, manufacturing authorizations, pharmacovigilance rules and requirements governing advertising, promotion, sale, and distribution, recordkeeping, importing and exporting of medicinal products.

Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with EU laws and the related national laws of individual EU member states governing the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of MA, statutory health insurance, bribery and anti-corruption or other applicable regulatory requirements may result in administrative, civil or criminal penalties.

These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The holder of a MA for a medicinal product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products.

These pharmacovigilance rules can impose on holders of MAs the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed medicinal products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. MA holders must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of Periodic Safety Update Reports (“PSURs”), in relation to medicinal products for which they hold MAs. The EMA reviews PSURs for medicinal products authorized through the centralized procedure. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing MA for the product be suspended, withdrawn or varied. The agency can advise that the MA holder be obliged to conduct post-authorization Phase IV safety studies. If the EC agrees with the opinion, it can adopt a decision varying the existing MA. Failure by the MA holder to fulfill the obligations for which the EC’s decision provides can undermine the ongoing validity of the MA.

More generally, non-compliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the MA for the product or imposition of financial penalties or other enforcement measures.

The manufacturing process for pharmaceutical products in the EU is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations.

Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (“GMP”). These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Amendments or replacements of at least Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation. Similarly, the distribution of pharmaceutical products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU member states. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with GMP, before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with GMP.

On October 27, 2025, the Council of the European Union approved a framework for compulsory licensing of crisis-relevant products (including medicinal products) in crisis situations. While the proposal focuses on voluntary agreements with intellectual property rights holders, it includes rules on compulsory licensing as a measure of last resort upon activation / declaration of a crisis or emergency mode. The European Parliament has not yet voted on the proposal.

Sales and Marketing Regulations

The advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU member states may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the MA granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription-only medicines is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals. EU regulation with regards to dispensing, sale and purchase of medicines has generally been preserved in the UK following Brexit, through the Human Medicines Regulations. However, organizations wishing to sell medicines online need to register with the MHRA. Following Brexit, the requirements to display the common logo no longer apply to UK-based online sellers, except for those established in Northern Ireland.

Anti-Corruption Legislation

In the EU, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU member states. Violation of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU member states also must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her regulatory professional organization, and/or the competent authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. In the UK, the pharmaceutical sector is recognized as being particularly vulnerable to corrupt practices, some of which fall within the scope of the Bribery Act 2010. Due to the Bribery Act 2010’s far-reaching territorial application, the potential penalized act does not have to occur in the UK to become within its scope. If the act or omission does not take place in the UK, but the person’s act or omission would constitute an offense if carried out there and the person has a close connection with the UK, an offense will still have been committed. The Bribery Act 2010 is comprised of four offenses that cover (i) individuals, companies and partnerships that give, promise or offer bribes, (ii) individuals, companies and partnerships that request, agree to receive or accept bribes,(iii) individuals, companies and partnerships that bribe foreign public officials and (iv) companies and partnerships that fail to prevent persons acting on their behalf from paying bribes. The penalties imposed under the Bribery Act 2010 depend on the offence committed, harm and culpability and penalties range from unlimited fines to imprisonment for a maximum term of ten years and in some cases both.

Regulations in the UK and Other Markets

The UK formally left the EU on January 31, 2020 and EU laws now only apply to the UK in respect of Northern Ireland as laid out in the protocol on Ireland and Northern Ireland and as amended by the Windsor Framework sets out a long-term set of arrangements for the supply of medicines into Northern Ireland.

The EU and the UK agreed on a trade and cooperation agreement (“TCA”), which includes provisions affecting the life sciences sector (including on customs and tariffs). There are some specific provisions concerning pharmaceuticals, including the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP issued documents. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.

The UK government has adopted the Medicines and Medical Devices Act 2021 (the “MMDA”) to enable the UK’s regulatory frameworks to be updated following the UK’s departure from the EU. The MMDA introduces regulation-making, delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The MHRA has since been consulting on future regulations for medicines and medical devices in the UK.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Human Capital Resources

As of December 31, 2025, we had 6 full-time employees in the United States and 15 full-time employees in the United Kingdom. We consider the intellectual capital of our employees to be an important driver of our business and key to our future prospects. We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Nevada on September 25, 2015. Our principal executive office is located at 225 NE Mizner Blvd, Suite 640, Boca Raton FL 33432 and our telephone number is (561) 710-0512.

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

●	There is a Substantial Doubt About Our Ability to Continue as a Going Concern.

●	We Have a History of Losses and May Never Achieve or Sustain Profitability.

●	Limitations on Capital Raising Due to Low Public Float.

●	We face intense competition in the markets targeted by our product candidates. Many competitors have substantially greater resources, and all of our product candidates are expected to face strong competition from existing and future drugs.

●	We are substantially dependent on the success of CORDStrom, and we may never obtain regulatory approval.

●	Even if we commercialize our product candidates, pricing, reimbursement and healthcare regulations could limit their market success.

●	If we cannot keep pace with rapid technological changes or compete effectively, we may not operate profitably.

●	Clinical drug development is lengthy, expensive, and inherently uncertain, and our product candidates may never receive regulatory approval.

●	If clinical trials fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, experience delays, or be unable to commercialize our product candidates.

●	If our product candidates are approved and later found to be less effective than expected or to cause previously unidentified side effects, our business could be materially harmed.

●	Dependence on Key Personnel.

●	Product liability claims could result in substantial costs, divert resources, and limit the development or commercialization of our product candidates.

●	We and our contract manufacturers are subject to extensive regulatory requirements with respect to the manufacture of our product candidates, and any failure to comply with these requirements could materially harm our business and operations.

●	We rely on third parties to conduct and support clinical trials for our product candidates, and any failure by these parties to meet their obligations could materially delay or impair our development programs and regulatory approvals.

●	Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine and the recent military conflict in the Middle East involving Iran, could make it more difficult for us to access financing and could adversely affect our business and operations.

●	Cybersecurity Incidents and Other Technological Disruptions Could Negatively Affect Our Business and Customer Relationships

●	We depend on obtaining certain patents and protecting our proprietary rights.

●	If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

●	Our stock price may be volatile.

●	Anti-takeover provisions in our stockholder rights plan could make a third-party acquisition more difficult.

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

RISKS RELATED TO OUR BUSINESS

There is a Substantial Doubt About Our Ability to Continue as a Going Concern

As of December 31, 2025, the Company had an accumulated deficit of $209,037,000. These losses primarily reflect the substantial resources devoted to research and development of our product candidates, along with general and administrative expenses, and the absence of revenues until commercialization of our products.

These factors raise substantial doubt about our ability to continue as a going concern for the 12 months following the issuance of these financial statements. The financial statements do not include adjustments that might result if we are unable to continue as a going concern, including the possible impact on the recoverability and classification of assets or the amounts and classifications of liabilities.

Management intends to pursue additional funding and implement its strategic plan to support continuation of the Company, but there can be no assurance that these efforts will be successful. The opinion of our independent registered public accounting firm on our audited financial statements for the year ended December 31, 2025, includes an explanatory paragraph regarding this substantial doubt.

We Have a History of Losses and May Never Achieve or Sustain Profitability

We have incurred losses since our inception in September 2015 and are not currently profitable. We reported net losses of $45.9 million and $42.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had cash and cash equivalents of $24.8 million.

We expect to continue incurring significant losses for the foreseeable future as we advance the research, development, and regulatory approval of our product candidates. The costs of clinical development increase substantially at each phase, and the total expenses to achieve marketing approval for any product candidate, even in a single jurisdiction, will be substantial. Due to the inherent risks and uncertainties of pharmaceutical product development, we cannot predict when, or if, we will generate revenue or achieve profitability.

Our ability to achieve and sustain profitability depends on, among other factors, our success in developing, obtaining regulatory approval for, and commercializing our product candidates, alone or through collaborations, as well as our ability to control costs. If we are unable to achieve or sustain profitability, or if revenues from approved products are insufficient, our business, financial condition, and the value of our common stock will be materially and adversely affected.

Limitations on Capital Raising Due to Low Public Float

Our ability to raise additional capital, including through sales of common stock under our ATM Program, may be limited if the public float of our common stock remains below $75.0 million.

Under SEC rules, if the aggregate market value of our common stock held by non-affiliates (public float) is less than $75.0 million at the time we file an Annual Report—or in some cases, earlier—the amount we can raise through primary public offerings using shelf registration statements is limited to one-third of our public float in any 12-month period. However, the SEC has recently published a Corporate Finance Interpretation stating that the Staff will not object if a company continue offering and selling the full amount of securities covered by any prospectus supplement filed prior to its Section 10(a)(3) update (such as filing of an annual report on Form 10-K) , without being limited to one-third of its public float in any 12-month period, even when such company will not meet the public float requirement of Instruction I.B.1 of Form S-3 at the time it files its annual report. As of December 31, 2025, our public float was approximately $36.8 million and the amount of securities we would be able to sell under our Form S-3 would be reduced; however, as we have an effective Form S-3 registration statement, we were eligible to offer and sell securities in reliance on General Instruction I.B.1, and we filed a prospectus supplement for the offering of the common stock under our ATM program prior to the date of this Annual Report, we believe, based on the SEC’s Corporate Finance Interpretation, that we will be able to continue using our existing ATM without the aforementioned limitation.

We face intense competition in the markets targeted by our product candidates. Many competitors have substantially greater resources, and all of our product candidates are expected to face strong competition from existing and future drugs.

If approved, our product candidates may compete with drugs marketed by large pharmaceutical and biotechnology companies. Competitors could market products more effectively, identify drug candidates or develop products faster, or produce therapies that are more effective, safer, or lower cost than ours.

If a competitor obtains FDA approval before us for a similar drug, approval of our product candidate may be delayed or precluded due to periods of non-patent exclusivity or patent listings by the competitor.

These competitive pressures may require substantial additional research and development to establish new product targets, increasing costs and timelines, and could adversely affect our ability to commercialize products and achieve revenue and profits.

Competition and Technological Change Could Reduce the Attractiveness of Our Product Candidates

We face intense competition from established pharmaceutical and biotechnology companies pursuing treatments for the same indications as our product candidates. Many competitors have substantially greater financial, research, and regulatory resources, and may succeed in developing products more quickly, obtaining FDA approvals sooner, or creating therapies that are more effective than ours.

Research and development by others could render our technologies or product candidates obsolete or noncompetitive. Competitors may also acquire or internally develop technologies that limit or prevent our commercialization efforts, reducing potential revenues.

Even if we successfully develop and obtain regulatory approval for our product candidates, there can be no assurance that physicians, patients, or payors will adopt our products as a preferred treatment. Approval of competing products before ours could further complicate our regulatory path or market acceptance.

The pharmaceutical and biotechnology industry is complex, diverse, and rapidly changing. Factors such as competition, intellectual property disputes, market acceptance, and evolving regulations make it difficult to predict revenues or profitability with certainty.

We are substantially dependent on the success of CORDStrom, and we may never obtain regulatory approval.

Our future success is highly dependent on our ability to obtain regulatory approval for CORDStrom for the treatment of recessive dystrophic epidermolysis bullosa (“RDEB”). Although we believe the clinical data generated to date support the potential therapeutic benefit of CORDStrom, regulatory authorities may interpret the data differently or determine that the evidence is insufficient to support approval. Regulatory agencies may require additional preclinical studies or clinical trials, impose limitations on the indicated patient population, or determine that the benefit-risk profile does not support approval. As a result, we may experience significant delays in the development and review process, incur substantial additional costs, or ultimately be unable to obtain regulatory approval for CORDStrom. Failure to obtain approval would materially and adversely affect our business, financial condition and results of operations.

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine and the recent military conflict in the Middle East involving Iran, could make it more difficult for us to access financing and could adversely affect our business and operations.

Our ability to access capital markets and raise additional funds depends in large part on investor confidence and market valuations of our securities. The market value and liquidity of our common stock are subject to significant fluctuations based on factors beyond our control, including changes in general economic conditions, interest rate environments, inflationary pressures, investor sentiment toward biotechnology and early-stage issuers, and overall equity market volatility. Periods of macroeconomic weakness or recession, rising interest rates, tightening credit markets, or risk-off investor behavior may limit the availability of equity or debt financing on acceptable terms, or at all. A decline in the market price of our securities could also impair our ability to raise capital without substantial dilution to existing shareholders.

In addition, geopolitical developments and international conflicts, such as instability or war in the Middle East, the ongoing conflict between Russia and Ukraine, or a deterioration in relations between the United States and China, may contribute to global uncertainty, disrupt financial and commodity markets, and adversely affect investor risk appetite. Resulting government actions, including the imposition of sanctions, export controls, tariffs, or other trade restrictions, could disrupt global supply chains and trade flows, further exacerbating inflationary or recessionary pressures. Such events may impair our ability to source key raw materials, reagents, or specialized components required for our research and development programs and clinical manufacturing activities, potentially leading to increased costs, delays in development timelines, or operational interruptions.

Continued market instability or geopolitical tension could also constrain venture capital and institutional investment into the life sciences sector more broadly, reduce valuations for comparable companies, and limit opportunities for strategic partnerships or follow-on financings. If we are unable to obtain additional capital when needed, or only on unfavorable terms, we may be forced to delay, scale back, or discontinue one or more of our product development programs, which could materially and adversely affect our business, financial condition, and prospects.

Even if we commercialize our product candidates, pricing, reimbursement, and healthcare regulations could limit their market success.

The commercial success of our products will depend largely on coverage and reimbursement by government programs (such as Medicare and Medicaid), private insurers, and other third-party payors, both in the U.S. and abroad. If reimbursement is unavailable, limited, or insufficient, we may be unable to successfully commercialize our products or achieve a meaningful return on investment.

Third-party coverage and reimbursement policies for newly approved drugs are uncertain and vary significantly across countries. Some jurisdictions require pricing approval before marketing, and ongoing governmental price controls may apply even after initial approval. Consequently, we could face delays in product launches or limitations on revenues, which may hinder our ability to recoup development and commercialization costs.

We are subject to extensive government regulations.

The manufacture and sale of human therapeutic products in the U.S. and abroad are governed by numerous laws and regulations. These requirements include approval of manufacturing facilities, controlled preclinical and clinical testing, submission of extensive data on safety and efficacy, compliance with current Good Manufacturing Practices (cGMP) during production and storage, and oversight of marketing activities, including advertising and labeling.

The products we are developing require substantial investment, development, and testing before commercialization. Obtaining regulatory approvals is costly and time-consuming, and there is no assurance that any product will prove safe and effective or receive the necessary approvals. Investors should be aware that our business is subject to significant regulatory risks, delays, and expenses inherent in the development and commercialization of therapeutic products.

If we cannot keep pace with rapid technological changes or compete effectively, we may not operate profitably.

We operate in a rapidly evolving field with intense competition from established pharmaceutical and biotechnology companies, smaller companies, and academic or governmental institutions. Many competitors have greater financial resources, expertise in research, development, manufacturing, regulatory approvals, and marketing, as well as ongoing product pipelines. They also compete for qualified scientific and management personnel.

Competition will be based on product efficacy and safety, regulatory approvals, supply, marketing and sales capabilities, pricing, reimbursement, and patent protection. There is no assurance that our competitors will not develop more effective or affordable products, secure earlier approvals, or achieve earlier commercialization. Even as we seek to expand our technological capabilities, research by others may render our products less competitive, obsolete, or inferior to alternative therapies.

We may request priority review, but the FDA may not grant it, and even if granted, it may not accelerate approval.

We may seek priority review for our product candidate if the FDA determines it offers a major advance in treatment or addresses a condition with no adequate therapy. Priority review sets a goal of six months for FDA action rather than the standard ten-month review. However, the FDA has broad discretion in granting this designation, and our product candidate may not receive it. Even if granted, priority review does not guarantee faster approval or confer any advantage in the ultimate regulatory decision.

If we are unable to obtain accelerated approval or other expedited regulatory designations, development and commercialization of our product candidates may be delayed or more costly.

We may seek accelerated approval for our product candidates under FDA or comparable non-U.S. regulatory pathways intended for therapies addressing serious or life-threatening conditions. Such pathways often rely on surrogate or intermediate clinical endpoints reasonably likely to predict clinical benefit, and approval may be contingent on conducting confirmatory post-approval studies. If these studies fail to confirm clinical benefit, regulatory authorities may withdraw approval.

There can be no assurance that we will pursue, be granted, or successfully achieve accelerated or expedited approval. Regulatory authorities could require additional preclinical studies or clinical trials, delay acceptance of our submissions, or impose other conditions that could increase development costs, extend timelines, and harm our competitive position.

Clinical drug development is lengthy, expensive, and inherently uncertain, and our product candidates may never receive regulatory approval.

Our product candidates are in early stages of development, and the risk of failure is high. Before obtaining marketing approval, we must complete preclinical studies and extensive clinical trials to demonstrate safety and efficacy. Clinical development is time-consuming, costly, and uncertain, and a failure can occur at any stage. Product candidates may fail to demonstrate efficacy, may cause unacceptable adverse events, may not perform consistently across patient populations, or may fail to meet regulatory requirements. Even if a product candidate shows promising results in early studies, those results may not be replicated in later-stage trials.

Clinical trial outcomes can be affected by numerous factors, including trial design, patient selection, protocol adherence, statistical analysis, and variability across trial sites. Preclinical and clinical data are subject to differing interpretations, and regulatory authorities may disagree with our conclusions regarding safety or efficacy. As a result, we may incur substantial additional costs, experience significant delays, or be unable to obtain marketing approval for our product candidates, which would materially harm our business and prospects.

Preclinical and early-stage clinical trial results may not predict later results, and interim or preliminary data may change materially.

Results from preclinical studies or early-stage clinical trials may not be predictive of outcomes in later-stage trials or final results. Initial success in a clinical trial, particularly in small early trials, may not indicate success in larger or later-stage studies. Preclinical and clinical data are subject to varying interpretations, and many drug candidates that initially appeared promising have failed to achieve marketing approval. Any setbacks in our clinical development could materially harm our business, financial condition, results of operations, and prospects.

Interim or top-line data from ongoing trials may differ materially from final results. Such preliminary data are subject to audit, verification, and changes as additional patient data become available. Adverse differences between early data and final results could negatively affect our reputation, investor perception, and business prospects.

If clinical trials fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, experience delays, or be unable to commercialize our product candidates.

We cannot market or sell any product candidate in the United States without FDA approval, nor in other jurisdictions without comparable regulatory authorizations. Clinical testing is expensive, time-consuming, complex, and inherently uncertain. We have not previously submitted an NDA or equivalent application to any regulatory authority, and there is no guarantee that we will obtain marketing approval for any product candidate.

Failure to successfully complete preclinical or clinical development, or unfavorable trial outcomes, could delay or prevent approval, result in narrower indications or restrictive labeling, require additional post-marketing studies, or lead to withdrawal from the market. Any of these outcomes could materially increase costs, delay revenue generation, and harm our business, financial condition, and results of operations.

Unforeseen events in clinical trials could delay or prevent marketing approval of our product candidates.

We may experience a variety of challenges during clinical trials that could adversely affect the development and approval of our product candidates. These include unfavorable or inconclusive trial results, slower-than-expected patient enrollment or higher dropout rates, safety concerns or adverse events among participants, failure of third-party contractors to meet regulatory or contractual obligations, supply interruptions, or changes in regulatory requirements. Regulators or institutional review boards may also impose suspensions, terminations, or clinical holds, or disagree with our trial design, interpretation of data, or manufacturing processes.

Delays or failures in clinical trials could increase our development costs, require us to secure additional funding, shorten periods of potential market exclusivity, allow competitors to enter the market first, and impair our ability to successfully commercialize our product candidates. Many of the factors that delay or complicate clinical trials may ultimately contribute to the denial of marketing approval.

Regulatory Approval of Product Brand Names

Any pharmaceutical product we develop cannot be marketed in the U.S. or other countries until it completes rigorous regulatory review processes, including approval of a brand name. All proposed brand names for our product candidates require FDA approval, regardless of whether we have obtained a trademark registration from the U.S. Patent and Trademark Office (USPTO).

The FDA evaluates proposed brand names for potential confusion with existing products and may object if a name inappropriately implies medical claims. If the FDA objects to a proposed brand name, we may need to select an alternative name, which could result in the loss of benefits associated with our existing trademark applications and require additional resources to secure a suitable replacement. Failure to obtain timely approval of an acceptable brand name could limit our ability to establish brand recognition and commercialize our product candidates effectively.

Risk of Noncompliance with Regulatory Requirements

Our success depends on our ability, and that of our collaborators, to comply with regulatory requirements, including current Good Manufacturing Practices (cGMP) and safety reporting obligations. Failure to comply could lead to fines, civil or criminal penalties, injunctions, suspension or revocation of regulatory approvals, denial of pending applications, product recalls or seizures, and restrictions on operations or production, any of which could materially harm our business, financial condition, and prospects.

Even if our product candidates are approved, they may fail to achieve sufficient market acceptance, which could limit revenue and affect our business.

We have never commercialized a product. Even if CORDStrom or any other product candidate is approved, physicians, patients, third-party payors, and others in the medical community may be reluctant to adopt new therapies. Educating the medical community and securing reimbursement may require significant resources and may not be successful.

The degree of market acceptance will depend on factors such as the efficacy and safety of the product, advantages over alternative treatments, side effect profile, approved indications, pricing, convenience of administration, sales and marketing support, competitive products, changes in standard of care, reimbursement availability, publicity, and potential product liability claims. In addition, our estimates of potential market size are inherently uncertain and based on assumptions that may prove inaccurate, which could result in actual market opportunities being smaller than expected. Failure to achieve adequate market acceptance could materially and adversely affect our business, financial condition, and results of operations.

Even if we obtain regulatory approvals for CORDStrom or any product, ongoing regulation may limit our ability to manufacture and commercialize these products.

Approved products and the facilities used to manufacture them will remain subject to continuous review and inspections by the FDA and other U.S. and foreign regulatory authorities. Regulatory agencies may impose restrictions on the indicated uses, labeling, marketing, or manufacturing processes of these products, and any material changes to manufacturing may require prior regulatory approval.

We are required to comply with current Good Manufacturing Practices (“cGMP”) and maintain quality control, quality assurance, and documentation standards. Discovery of previously unknown safety issues, manufacturing problems, or noncompliance with regulatory requirements could result in product recalls, withdrawal from the market, fines, civil or criminal penalties, additional clinical trials, labeling changes, or other sanctions. Such events could materially harm our ability to commercialize our products, affect our reputation, and subject us to lawsuits, including class action claims.

If our product candidates are approved and later found to be less effective than expected or to cause previously unidentified side effects, our business could be materially harmed.

Clinical trials are conducted in limited patient populations under controlled conditions, and results may not fully predict effectiveness or safety in the broader population. If, after approval, a product is discovered to be less effective or to cause adverse effects, we could face regulatory actions such as withdrawal of approval, recalls, restrictions on marketing or manufacturing, labeling changes (including “black box” warnings), or additional post-marketing requirements.

We could also face civil or criminal liability, reputational harm, loss of market share, reduced competitiveness, and decreased revenues. Any of these outcomes could materially and adversely affect our business, financial condition, and results of operations.

Even if we obtain marketing approval for a product candidate, we will remain subject to extensive ongoing regulatory requirements, and failure to comply could materially harm our business.

Any approved product, its manufacturing processes, labeling, promotional activities, and post-approval clinical data will be subject to continuing regulation by the FDA and other authorities. These requirements include safety reporting, post-marketing studies, registration and listing obligations, adherence to good manufacturing practices (“GMP”), quality control and assurance, and recordkeeping. Approvals may also be limited to specific indications or include conditions that require costly post-marketing testing or surveillance.

Later discovery of previously unknown safety or efficacy issues, or failure to comply with regulatory obligations, could result in restrictions on manufacturing or distribution, labeling or marketing limitations, requirements for additional clinical trials or a Risk Evaluation and Mitigation Strategy (REMS), warning letters, fines, product recalls, withdrawal or suspension of approvals, import/export prohibitions, injunctions, or civil or criminal penalties. Any of these actions could materially and adversely affect our ability to commercialize a product candidate and harm our business, financial condition, and results of operations.

We currently have no marketing or sales organization, and our inability to establish these capabilities or collaborate with third parties could limit our product revenue.

We have no experience in marketing or selling pharmaceutical products, and building internal sales, marketing, and distribution capabilities would require substantial capital, management attention, and time. Recruiting, training, and retaining qualified personnel is competitive, and we may be unable to establish an effective commercial organization.

If we rely on third parties to market and sell our products, our revenue will depend on their efforts, which may not be successful. We may have limited control over their activities, and competition for third-party collaborators may limit our ability to secure or maintain such relationships. Any failure to develop internal capabilities or establish successful third-party arrangements could materially and adversely affect our ability to generate revenue from our product candidates.

We face substantial competition from other pharmaceutical and biotechnology companies and our operating results may suffer if we fail to compete effectively.

The development and commercialization of new drug products is highly competitive. We expect to face significant competition from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide with respect to any product candidates we may develop or commercialize.

Dependence on Key Personnel

Our success depends largely on the continued service and performance of our principal members of management and scientific staff. The loss of any of these individuals could materially impede our ability to achieve our business objectives.

In addition, our ability to attract, retain, and motivate qualified scientific, technical, and commercial personnel is critical to our growth and operational success. Competition for experienced professionals in the biotechnology, pharmaceutical, and healthcare industries—as well as at universities and research institutions—is intense. We may be unable to hire or retain personnel on terms acceptable to us, which could adversely affect our research, development, and commercialization efforts.

We also rely on a significant number of consultants to support the execution of our business objectives. Any disruption in these relationships could negatively impact our operations.

During August 2025, Raymond J. Tesi, Ph.D., retired as our President and Chief Executive Officer. David Moss, previously our Chief Financial Officer, succeeded Dr. Tesi as President and CEO and joined our Board of Directors.

Product liability claims could result in substantial costs, divert resources, and limit the development or commercialization of our product candidates.

We face inherent risks of product liability claims as a result of clinical testing of our product candidates, and these risks would increase if we commercialize any products. Claims could be based on alleged defects in design or manufacturing, failure to warn of risks, negligence, strict liability, breach of warranties, or violations of consumer protection laws. Any such claims, even if without merit or successfully defended, could result in costly litigation, adverse publicity, injury to our reputation, withdrawal of trial participants, loss of revenue, or reduced managerial resources, and could limit or delay commercialization.

Although we plan to maintain general liability insurance, it may not fully cover potential claims, and insurance coverage is increasingly costly. If we are unable to obtain or maintain adequate insurance at reasonable cost, we could face significant financial exposure, which could materially and adversely affect our business, financial condition, results of operations, and prospects.

We will need to expand our organization and may encounter challenges in managing this growth.

To execute our business plan, we will need to hire additional management, scientific, regulatory, manufacturing, and operational personnel, as well as expand our capabilities to support research, development, clinical trials, and potential commercialization. Recruiting and retaining highly skilled employees, particularly in scientific and medical roles, is competitive and may be difficult.

If we are unable to attract and retain qualified personnel, effectively manage our organizational growth, or build the necessary operational and technical capabilities, our product development, regulatory submissions, and commercialization efforts could be delayed or impaired, which could materially harm our business, financial condition, and results of operations.

Our manufacturing processes are complex and subject to numerous risks that could increase costs and limit the supply of our drug candidates.

The production of our drug candidates is highly regulated and susceptible to disruptions from contamination, equipment failures, operator error, labor shortages, natural disasters, epidemics, pandemics, power outages, or other operational factors. Even minor deviations from standard procedures could reduce yields, cause product defects, or necessitate costly remediation, lot failures, or recalls.

Any interruption in manufacturing could delay clinical trials, regulatory submissions, or commercialization, result in inventory write-offs, increase costs, and materially and adversely affect our ability to supply our drug candidates and achieve anticipated revenues.

 We and our contract manufacturers are subject to extensive regulatory requirements with respect to the manufacture of our product candidates, and any failure to comply with these requirements could materially harm our business.

All materials used in clinical trials or for commercial sale must be manufactured in accordance with current Good Manufacturing Practices (“cGMP”) and other applicable regulatory standards. If we fail to maintain cGMP compliance, experience quality control issues, or do not pass inspections by the FDA, EMA, or other regulatory authorities, approval of our product candidates could be delayed, suspended, or denied, or previously granted approvals could be withdrawn.

Regulatory authorities may also audit or inspect these facilities at any time following approval. Any deficiencies identified could require costly or time-consuming remedial actions, including suspension of clinical trials or commercial production. Any interruption in supply, inability to secure compliant manufacturers, or delays in regulatory approvals could materially and adversely affect our development timelines, commercialization prospects, and financial results.

Risk Related to Hazardous and Biological Materials

Our research and development activities involve the use of potentially hazardous chemical and biological materials by us and our third-party manufacturers. Federal, state, and local laws regulate the handling, storage, use, and disposal of such materials. Despite implementing safety procedures, we cannot eliminate the risk of contamination, injury, or legal violations. Accidents could result in liability for damages, fines, or restrictions on our operations, and we currently have no insurance coverage for such liabilities. Compliance with environmental and safety regulations is costly, and changes in such regulations could impair our research, development, or production efforts, adversely affecting our business, financial condition, and results of operations.

We rely on third parties to conduct and support clinical trials for our product candidates, and any failure by these parties to meet their obligations could materially delay or impair our development programs and regulatory approvals.

We engage contract research organizations, investigators, and other third parties to conduct our clinical trials, manage data, and provide related services. While we maintain oversight and retain responsibility for trial design and compliance with regulatory requirements, including good clinical practice (“GCP”) standards, our reliance on these third parties reduces our direct control over certain aspects of trial execution. If these third parties fail to perform as expected, do not comply with regulatory requirements, or generate incomplete or unreliable data, our ability to obtain or maintain marketing approval could be delayed or compromised.

We also rely on third parties to manufacture, store, and distribute drug supplies for our clinical trials. Any failure by these parties could disrupt trial timelines, increase costs, or adversely affect the validity of clinical results, which could materially and adversely impact our ability to commercialize our product candidates and achieve anticipated revenues.

Current and future healthcare reform measures and pricing regulations may increase the difficulty and cost of commercializing our product candidates and may materially reduce the prices we may obtain and the revenues we may generate if any of our product candidates are approved.

In the United States and certain foreign jurisdictions, there have been and continue to be significant legislative and regulatory changes affecting the healthcare system, including initiatives intended to control healthcare costs, reduce pharmaceutical pricing, increase transparency, and impose additional manufacturer obligations. Federal healthcare reform laws, including the Patient Protection and Affordable Care Act, as amended, expanded manufacturers’ rebate obligations, increased financial liabilities for branded drug manufacturers, and enhanced government oversight of pricing and reimbursement. Private payors frequently adopt policies consistent with government reimbursement limitations, which may further constrain pricing, coverage, and reimbursement for any approved products.

More recently, the Inflation Reduction Act of 2022 introduced substantial changes to the Medicare program, including authorizing government price negotiation for certain high-expenditure products, imposing inflation-based rebate obligations, redesigning the Medicare Part D benefit structure in a manner that increases manufacturer financial responsibility, and capping beneficiary out-of-pocket costs. Although certain provisions apply only after a product has been marketed for a specified period and meets statutory criteria, these measures may increase pricing pressure across the pharmaceutical market and materially reduce the prices we may be able to charge. In addition, federal and state governments continue to consider and implement further healthcare reform and drug pricing initiatives, and payment methodologies may evolve in ways that reduce reimbursement levels or increase compliance costs.

Outside the United States, many countries, including those in the European Union and the United Kingdom, impose governmental price controls, reimbursement restrictions, and market access requirements that may delay commercialization or limit pricing flexibility. The long-term impact of these and future healthcare reform measures is uncertain. If any of our product candidates are approved, existing and future pricing and reimbursement reforms could materially reduce demand, lower realized prices, increase our financial and compliance obligations, and adversely affect our ability to generate revenues or achieve profitability.

Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries.

The regulatory approval processes of the FDA, EMA, and other comparable foreign regulatory authorities are complex, time-consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for CORDStrom, we may not be able to commercialize, or may be delayed in commercializing, CORDStrom, and our ability to generate revenue will be materially impaired.

The process of obtaining regulatory approvals in the United States, the EU, and other jurisdictions is complex, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize CORDStrom in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize CORDStrom outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of CORDStrom, we must demonstrate through complex and expensive preclinical studies and clinical trials that CORDStrom is both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. Further, CORDStrom may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA, EMA, and comparable foreign regulatory authorities have discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. CORDStrom could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA, EMA, or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA, EMA, or comparable foreign regulatory authorities that CORDStrom is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA, or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to CORDStrom; we may be unable to demonstrate that CORDStrom’s clinical and other benefits outweigh its safety risks; the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of CORDStrom may not be acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA, EMA, or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of CORDStrom; the FDA, EMA, or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA, EMA, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. Thus, the approval requirements for CORDStrom are likely to vary by jurisdiction such that success in one jurisdiction is not necessarily predictive of success elsewhere. Further, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, which may impact our clinical development plans or prevent or delay approval of our product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.

Of the large number of drugs in development, only a small percentage successfully complete the FDA, EMA, or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market CORDStrom, which would significantly harm our business, results of operations and prospects.

If we were to obtain approval, regulatory authorities may approve CORDStrom for fewer or more limited indications than we request, including failing to approve the most commercially promising indications, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve CORDStrom with a label that does not include the labeling claims necessary or desirable for the successful commercialization of CORDStrom. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for CORDStrom, we may not be able to commercialize, or may be delayed in commercializing, CORDStrom and our ability to generate revenue could be materially impaired.

Deterioration in general economic conditions in the United States, Canada and globally, including the effect of prolonged periods of inflation on our suppliers, third-party service providers and potential partners, could harm our business and results of operations.

Our business and results of operations may be adversely affected by unfavorable national or global economic conditions, including inflationary pressures, elevated interest rates, volatility in capital markets, reduced access to financing, disruptions in supply chains, labor shortages, geopolitical instability, and other macroeconomic developments. Although inflation rates have fluctuated in recent years, sustained or renewed inflationary pressures could increase our operating costs, including costs for clinical trial services, manufacturing, raw materials, logistics, and personnel.

Adverse economic conditions may also reduce the availability of capital or increase our cost of capital, which could impair our ability to raise additional funds on acceptable terms, if at all. In addition, economic uncertainty or government actions taken to address economic conditions could result in reduced investment, research and development spending, strategic transactions, or partnership activity within the biotechnology and pharmaceutical industries. Any of these factors could increase our costs, delay our development programs, limit our access to financing, or otherwise materially and adversely affect our business, financial condition, and results of operations.

Public health emergencies or other widespread health events could adversely affect our operations and financial results.

Public health emergencies, including pandemics, epidemics, or other outbreaks of highly communicable diseases, could disrupt our business operations and delay or impair our research and development activities. Such events may result in clinical site closures, reduced patient enrollment or retention, supply chain disruptions, travel restrictions, workforce shortages, delays in regulatory review, or other operational interruptions affecting us or the third parties on whom we rely.

Because we depend on third-party clinical trial sites, contract research organizations, manufacturers, suppliers, and regulatory authorities in multiple jurisdictions, any future public health emergency affecting these parties could materially disrupt our development timelines and increase our costs. The scope, duration, and impact of any future health-related disruptions are uncertain and could materially and adversely affect our business, financial condition, and results of operations.

We are exposed to risks related to currency exchange rates.

We conduct a significant portion of our operations outside of the United States. Because our financial statements are presented in U.S. dollars, changes in currency exchange rates have had and could have in the future a significant effect on our operating results when our operating results are translated into U.S. dollars.

Our employees, principal investigators, consultants, and collaborators may engage in misconduct or fail to comply with regulatory requirements, which could result in liability and harm our reputation.

We are exposed to the risk that these parties may engage in improper or illegal activities, including violations of FDA or other regulatory standards, healthcare fraud and abuse laws, manufacturing procedures, clinical trial protocols, or financial reporting requirements. Misconduct could also involve the improper use or disclosure of confidential or proprietary information.

Although we maintain policies and controls designed to prevent and detect misconduct, it is not always possible to identify or deter all improper activities. Any such misconduct could result in regulatory sanctions, fines, civil or criminal liability, or damage to our reputation, and could materially and adversely affect our business, financial condition, and results of operations.

Cybersecurity Incidents and Other Technological Disruptions Could Negatively Affect Our Business and Customer Relationships

We rely on technology in substantially all aspects of our business operations. The widespread use of technology, including mobile devices, cloud computing, and the internet, exposes us to cybersecurity risks, such as security breaches, espionage, system disruptions, theft, and inadvertent disclosure of information.

Our business involves the storage and transmission of sensitive and/or confidential information and intellectual property, including data relating to suppliers, private employee information, and financial and strategic information about us and our business partners. If we fail to adequately assess and manage cybersecurity risks, we may become increasingly vulnerable to such threats.

Although we have implemented measures to prevent security breaches and cyber incidents, these measures and our incident response efforts may not be entirely effective. Theft, destruction, loss, misappropriation, or unauthorized disclosure of sensitive or confidential information, or interference with our information technology systems—or the systems of third parties on which we rely—could result in business disruption, negative publicity, reputational harm, violations of privacy laws, loss of customers, potential liability, and competitive disadvantage.

Use of Social Media Platforms Presents New Risks

We believe that our potential patient population is active on social media. Social media practices in the pharmaceutical and biotechnology industries are evolving, creating uncertainty and risks of noncompliance with applicable regulations. For example, patients may post comments regarding the effectiveness of, or adverse experiences with, a product candidate, which could trigger reporting obligations.

There is also a risk that sensitive information could be disclosed inappropriately, or that negative or inaccurate posts about us or our product candidates may appear on social media. In addition, our employees or third parties with whom we contract, including contract research organizations (“CROs”) or contract manufacturing organizations (“CMOs”), could knowingly or inadvertently use social media in a manner that exposes us to liability, compromises trade secrets or other intellectual property, or publicly discloses personal information of employees, clinical trial patients, customers, or information regarding our product candidates or clinical trials.

Any of these events could materially harm our business, prospects, operating results, and financial condition, and could adversely affect the price of our common shares.

The use or anticipated use of artificial intelligence, or AI, technologies, including generative AI, by us or third parties, may increase or create new operational risks.

AI technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect the use of AI and generative AI by us, third parties on our behalf, and other market actors, including our competitors, to increase. However, the deployment of such technologies also poses certain risks, including that the models may be flawed, misused or otherwise function in an unexpected manner; the data sets on which the models are trained may be insufficient, of poor quality, lack transparency, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. The use of AI could also present risks and challenges related to cybersecurity, data privacy, IT, confidentiality, regulatory, legal, operational, competitive, reputational and intellectual property risks. The speed at which the technology is being adopted, and the uncertainty regarding the scope and details of laws, regulations or standards governing its use, and in particular the scope and form of risk assessments that must be undertaken by developers or deployers of AI systems deemed to represent a high-risk to human safety, combined with the growing interest by various legislatures and regulators to address the development and deployment of AI technologies in a manner which may not be consistent across jurisdictions, increases these risks. If AI-based outputs are deficient or inaccurate, or if AI technologies are otherwise misused, we could be subjected to potential legal liability and brand or reputational harm. Our competitors may also adopt AI or generative AI more quickly or more effectively than we do, which could affect our market position. Furthermore, use of AI-based software may lead to the release of confidential information which may impact our ability to realize the benefits of our intellectual property.

Additionally, government and supranational regulation related to AI is evolving and could increase the burden and cost of compliance, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. The EU’s Artificial Intelligence Act, or AI Act, started coming into force in August 2024, with important parts of the new law scheduled to come into effect in August 2026. In the United States, the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including deployment of AI in healthcare settings. At the federal level, the current administration endorsed a federal moratorium on the enforcement of state AI laws. So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork. In addition, there is continued uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. For example, the FDA issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems that are governed by the these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of AI will require the application of significant resources to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner. The use of certain AI technologies can also give rise to intellectual property risks. The use of AI tools by our vendors also exposes us to risk.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, in September 2025, President Trump announced plans to impose 100% tariffs on imported branded or patented pharmaceuticals, unless the importing company is building U.S. manufacturing capacity. It is not yet clear whether these tariffs would apply to the importation of active pharmaceutical ingredients and possibly bulk drug products that are intended for use in clinical trials and not for commercial sale, which could increase the costs of materials for our clinical trials. Any direct tariffs, if imposed on pharmaceutical products, may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical contract manufacturing organizations, and a delay in our development timelines. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Disruptions at the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and our timelines.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, leadership, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

For example, over the last several years, the U.S. government has shut down several times, including from October 1, 2025 through November 12, 2025, and from January 31, 2025 through February 3, 2026. In some circumstances, certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, which could have a material adverse effect on our business and our timelines.

Since the change in the U.S. presidential administration in 2025, there is uncertainty as to how and to what extent the current administration will continue to seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

Risks Related to our Intellectual Property

We depend on obtaining certain patents and protecting our proprietary rights.

Our success depends in part on our ability to obtain and maintain patents, protect trade secrets, and operate without infringing the proprietary rights of others. We have filed and are actively pursuing patent applications for our product candidates, but the patent positions of biotechnology, biopharmaceutical, and pharmaceutical companies are inherently uncertain and involve complex legal and factual questions. There can be no assurance that any patent application will result in the issuance of a patent, that patents issued to us will provide a competitive advantage, that patents issued to others will not impede our business, or that third parties will not circumvent any patents we obtain. Others may independently develop similar products or duplicate products not under patent protection, or design around our patents.

We may need to obtain licenses from third parties to avoid infringing their patents or proprietary rights. There can be no assurance that such licenses would be available on acceptable terms, or at all. Failure to obtain necessary licenses could delay or prevent the development, manufacture, or commercialization of our product candidates.

A number of companies, academic institutions, and research organizations have filed patents or developed technologies that may relate to or affect our business. Conflicts with these existing or future patents could limit the scope of patents we may obtain or result in the denial of our patent applications. If we cannot obtain required licenses or develop alternative technologies, product development or commercialization may be delayed or prohibited. We may also incur substantial costs defending against patent infringement claims or in challenging the validity of patents held by others.

Much of our proprietary know-how and technology may not be patentable. To protect our rights, we require employees, consultants, advisors, and collaborators to enter into confidentiality and nondisclosure agreements. However, these agreements may not provide meaningful protection in the event of unauthorized use or disclosure. Competitors may independently develop competing technologies, particularly if patent protection is narrow or unavailable, which could erode our competitive advantage and harm our business prospects.

If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

Our success depends in part on our ability to obtain and maintain adequate protection of our technologies and products. If we fail to adequately protect our intellectual property, competitors may be able to use our technologies to develop and market products that compete directly with us, eroding our competitive advantage. Some foreign countries lack robust rules or enforcement mechanisms for intellectual property, which may make it difficult to protect our proprietary rights internationally.

We have received, and are seeking, patent protection for numerous compounds and methods of treating diseases. However, the patent process involves substantial risks and uncertainties. Patents that are issued or licensed may be challenged, invalidated, circumvented, or otherwise fail to provide a meaningful competitive advantage. Competitors—many with greater resources—may obtain patents that limit or block our ability to make, use, or sell our products, both domestically and abroad. Additionally, governments may impose limits on patent scope for successful treatments as a matter of public policy.

Even if patents are granted, they may be narrower than expected due to limitations imposed by the United States Patent and Trademark Office or foreign patent offices. Third parties may independently develop similar products, duplicate unpatented aspects of our technologies, or design around our patents. Regulatory delays may shorten the effective period of patent protection, reducing any competitive advantage. Furthermore, we may not be aware of all existing patents, published applications, or literature that could prevent the patentability of our products or limit the scope of our patent claims.

Beyond patents, we rely on trade secrets, confidentiality agreements, nondisclosure provisions, and other contractual and security measures to protect proprietary information. These measures may not fully prevent unauthorized use of our technology or disclosure of our proprietary information. Others may independently develop similar technologies or gain access to our trade secrets, which could diminish our competitive advantage.

There can be no assurance that our patents, licenses, or other intellectual property protections will provide meaningful protection, and failure to adequately protect our intellectual property could materially harm our business, prospects, and competitive position.

By working with research collaborators patent rights may be jointly owned by different parties.

Some of our in-licensed patents may be jointly owned by multiple parties, including licensors, collaborators, or third-party consultants. If a third party holds ownership rights in patents we have licensed, the validity of our license could be uncertain. Absent an agreement among all joint owners, each owner may independently sell, license, or exploit the patent without the consent of the others, and without accounting for revenues. Moreover, an enforcement action cannot proceed unless all joint owners participate in the lawsuit.

Certain patents we license from Xencor, Inc. are jointly owned with third parties. Xencor has provided representations and warranties regarding its rights to grant licenses and is required to indemnify us against breaches of these representations, warranties, and covenants.

Our rights to current and future in-licensed patents may also depend on inter-institutional or operating agreements among joint owners. If any joint owner breaches such agreements, our rights to these patents and patent applications could be adversely affected. Any of these events could materially harm our competitive position, business, financial condition, results of operations, and prospects.

Risks related to government-funded intellectual property.

Some of our in-licensed patents, including certain rights from the University of Pittsburgh, were developed with U.S. government funding and are therefore subject to federal regulations under the Bayh-Dole Act of 1980. These regulations grant the U.S. government certain rights, including a non-exclusive, irrevocable license to use the inventions for governmental purposes, and the ability, under specific circumstances, to require us to grant licenses to third parties (referred to as “march-in rights”) if:

1.	Adequate steps have not been taken to commercialize the invention;

2.	Government action is necessary to address public health or safety needs; or

3.	Government action is necessary to meet public use requirements under federal regulations.

The U.S. government may also take title to inventions if disclosure or patent filing requirements are not met. If the government exercised its march-in rights, we could be required to license or sublicense such intellectual property on terms unfavorable to us, without assurance of compensation.

Additionally, government-funded inventions are generally required to be manufactured substantially in the United States. While waivers are possible under limited circumstances, this “U.S. manufacturing preference” could limit our ability to contract with non-U.S. manufacturers for products covered by these inventions. Compliance with these regulations may also require substantial administrative effort and resources.

We license our patents from others. If such owners do not properly maintain or enforce the intellectual property underlying such licenses, our competitive position and business prospects could be harmed. Our licensors may also seek to terminate our license.

We rely on licenses from third parties for certain intellectual property that is necessary or useful to our business. Our licensors include Xencor, Inc., Immune Ventures, LLC, the University of Pittsburgh, and GOSH.

Our business depends, in part, on the ability of these licensors to obtain, maintain, and enforce the intellectual property underlying our licenses. If a licensor fails to adequately prosecute, maintain, or enforce its intellectual property, or decides not to pursue litigation against infringers—or does so less aggressively than we would—our competitive position could be harmed.

Additionally, if any licensor terminates a license or otherwise limits our rights, we could lose the ability to use important technologies or products, which could adversely affect our commercialization efforts, competitiveness, and overall business prospects.

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

Potential conflict of interest with our INKmune license.

On October 29, 2015, we entered into an exclusive license agreement with Immune Ventures, LLC (“Immune Ventures”) for our natural killer cell program, INKmune. Immune Ventures is owned by our Chief Executive Officer and Treasurer, David Moss, our Chief Scientific Officer, Mark Lowdell, and our former CEO and former Chairman of the Board, RJ Tesi.

Because our officers and former officers also own Immune Ventures, this relationship creates a potential conflict of interest. Such a conflict could result in decisions or actions that are not fully aligned with the interests of our company or stockholders and could adversely affect us.

Changes in patent laws could diminish the value of our intellectual property and impair our ability to protect our products.

Our success depends heavily on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry is costly, complex, time-consuming, and uncertain.

In the U.S., the Leahy-Smith America Invents Act (2011) transitioned the U.S. to a “first-to-file” system, allowing third parties to submit prior art and participate in post-grant proceedings, including oppositions, inter partes reviews, and reexaminations. Adverse outcomes in any such proceedings could reduce the scope, enforceability, or validity of our patents. Additionally, U.S. Supreme Court decisions in recent years have narrowed patent protections or weakened patent owner rights, creating further uncertainty regarding the value and enforceability of patents.

Changes in patent laws or enforcement in other countries could similarly weaken our patent protection. In Europe, the unitary patent system introduced in June 2023 allows patent holders to obtain a single European patent with unitary effect under the Unitary Patent Court (UPC). As the UPC is a new court system with no established precedent, patents under its jurisdiction could be challenged and potentially invalidated across multiple countries. Patents can opt out to remain national patents, but the long-term effects of the new system remain uncertain.

Any of these changes could impair our ability to obtain, maintain, or enforce patents, reduce the value of our intellectual property, and adversely affect our competitive position.

Risks Related to our Common Stock

We may fail to qualify for continued listing on The NASDAQ Capital Market which could make it more difficult for investors to sell their shares.

Our common stock is listed on The NASDAQ Global Market (“NASDAQ”). As a NASDAQ listed company, we are required to satisfy the continued listing requirements of NASDAQ for inclusion in the Capital Market to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share and stockholders’ equity of at least $2.5 million. There can be no assurance that we will be able to maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We do not intend to pay dividends in the foreseeable future.

We have not paid dividends on our common stock to date and do not expect to do so in the foreseeable future. Any future dividend decisions will depend on our operating results, financial condition, and capital requirements. We currently intend to retain any earnings to fund business growth and implement our strategic plan. As a result, investors should be aware that the absence of dividends may affect the market value of our common stock and the overall return on any investment in the Company.

Compliance with federal securities laws and reporting requirements is costly and may divert resources from growth initiatives.

As a public company, we are subject to the reporting and disclosure obligations of the Securities Exchange Act of 1934 (the “Exchange Act”) and other federal securities laws, including the Sarbanes-Oxley Act of 2002. Preparing and filing annual and quarterly reports, proxy statements, and other required disclosures with the SEC, as well as providing audited financial statements to stockholders, increases our operating expenses compared to private companies.

Developing, implementing, and maintaining the internal controls and reporting procedures required under the Sarbanes-Oxley Act may be time-consuming, complex, and costly. We may also need to hire additional personnel with expertise in financial reporting and internal controls to ensure compliance, which could further divert resources from other growth initiatives.

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

Our securities are not actively traded, and the bid and asked prices for our common stock may fluctuate significantly. As a result, investors may experience difficulty selling their shares or obtaining accurate quotations for the price of our securities. This limited trading activity reduces liquidity, may adversely affect the market price of our common stock, and could hamper our ability to raise additional capital. Given the limited market for our securities, investors may bear the economic risk of an investment in our shares for an indefinite period of time.

Additional stock offerings in the future may dilute your ownership interest in our company.

To support our growth plans and capital requirements, we may need to issue additional shares of common stock or securities convertible or exercisable for common stock, including convertible preferred stock, convertible notes, stock options, or warrants. Any future issuance of such securities would dilute the ownership percentage of current stockholders.

Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve or maintain effective internal controls could adversely affect our business and stock price.

Management is required to assess and report on the effectiveness of our internal control over financial reporting. As a smaller reporting company and a non-accelerated filer, our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls under Section 404 for as long as we do not qualify as an “accelerated filer” or “large accelerated filer.” The standards for assessing internal controls are complex and require substantial documentation, testing, and, if necessary, remediation.

In implementing the necessary procedures, we may identify deficiencies or material weaknesses that we cannot remediate in time to meet Section 404 deadlines. We may also face delays in completing improvements or obtaining a favorable attestation from our independent registered public accounting firm. Failure to establish and maintain effective internal controls could materially harm our business, financial condition, and results of operations, and could impair our ability to report financial results accurately and on a timely basis.

Anti-takeover provisions in our stockholder rights plan could make a third-party acquisition more difficult.

We have a stockholder rights plan designed to discourage unsolicited takeover proposals. The rights issued under this plan could result in significant dilution to any person or group attempting to acquire the Company on terms not pre-approved by our board of directors.

The plan is not intended to prevent a takeover outright. We believe it helps stockholders realize the full potential value of their investment and protects the Company and its stockholders from attempts to gain control in ways inconsistent with their best interests.

The rights under the plan are set to expire on December 30, 2026, unless extended or otherwise modified as permitted under the terms of the plan.

Sales of our common stock by employees, including executive officers, could cause the trading price of our common stock to decline and may be viewed negatively by investors.

Some of our employees, including executive officers, may adopt trading plans under Rule 10b5-1 of the Exchange Act, equivalent laws in other jurisdictions, or our internal equity policies, allowing them to sell common stock at predetermined times. Sales of common stock, including under these plans, generally require public filings.

Such sales could increase the number of shares available in the public market, which may cause the trading price of our common stock to decline or prevent it from rising. In addition, sales by employees, executive officers, or directors could be perceived negatively by existing or potential investors, potentially affecting the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our Company from cyber threats as well as secure our networks and systems. Such processes include safeguards, response plan, and review of our policies and procedures to identify risks. We engage an external party to enhance our cybersecurity oversight. For more information about these risks, please refer to the section entitled “Risk Factors” in this Annual Report on Form 10-K.

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

Our Chief Executive Officer is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks.

ITEM 2. PROPERTIES

The Company leases approximately 5,000 square feet of office space in Boca Raton, Florida from a third-party, which serves as the headquarters of the Company. We currently pay approximately $16,000 per month for this lease which expires in March 2027.

The Company’s wholly-owned subsidiary, INmune Bio International Ltd leases manufacturing space in the United Kingdom pursuant to a 2-year collaboration agreement in which the Company is required to pay 225,000 pounds for manufacturing space in the first year and 450,000 pounds in the second year. The Company occupies 184 square meters for the production of CORDStrom.

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

As of December 31, 2025, there were 28 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

Overview

INmune Bio is a clinical-stage biotechnology company dedicated to developing and commercializing a pipeline of product candidates designed to reprogram the innate immune system. Our mission is to address a broad range of diseases where chronic inflammation and immune dysfunction are primary drivers of pathology.

Lead Program: CORDStrom™ for RDEB Our primary focus is the treatment of Recessive Dystrophic Epidermolysis Bullosa (“RDEB”) using CORDStrom, our proprietary, pooled, human umbilical cord-derived mesenchymal stromal cell platform. RDEB is a devastating pediatric orphan disease caused by mutations in the COL7A1 gene. This genetic deficiency leads to systemic complications, including highly debilitating skin blistering, chronic non-healing wounds, dysphagia, and failure to thrive. Over time, the chronic inflammatory environment associated with RDEB often progresses to fatal squamous cell carcinoma. RDEB is a systemic disease with no approved systemic treatments. The only approved products to date are topical and do not address the systemic issues of the disease, which is the focus of CORDStrom.

CORDStrom has recently completed a pivotal, blinded, randomized cross-over trial. Based on these data, the Company is transitioning toward regulatory submission and commercialization. We intend to file a Marketing Authorization Application (“MAA”) in the United Kingdom and the European Union, followed by a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”) targeted for 2026.

Neuroinflammation and Oncology Pipelines In addition to our lead rare disease program, the Company is advancing two other clinical-stage platforms:

●	XPro1595 (XPro): A next-generation protein therapeutic that targets neuroinflammation by selectively neutralizing soluble TNF. XPro has completed Phase I and Phase II clinical trials for the treatment of Alzheimer’s Disease (“AD”), with enrollment spanning clinical sites in the United Kingdom, the European Union, Australia, and Canada.

●	INKmune™: A novel natural killer (NK) cell-priming platform designed to harness the patient’s own innate immune system to eliminate cancer cells. The INKmune program is currently nearing the completion of an open-label Phase II trial for the treatment of metastatic castrate-resistant prostate cancer (“mCRPC”).

By targeting the innate immune system across these distinct therapeutic areas, INmune Bio aims to deliver disease-modifying treatments for patients with high unmet medical needs.

We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $45.9 million and $42.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had cash and cash equivalents of $24.8 million and $20.9 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2025. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations.

Components of Operating Results

Operating Expenses

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	clinical trial and regulatory-related costs;

●	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;

●	manufacturing and testing costs and related supplies and materials; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
External Costs
DN-TNF – Alzheimer’s disease	$10,026	$23,765
INKmune (Prostate Cancer) and CORDStrom	5,547	4,589
Preclinical and other programs	141	611
Accrued research and development rebate	(2,919)	(1,823)
Total external costs	12,795	27,142
Internal Costs	7,864	6,024
	$20,659	$33,166

We typically use our employee resources across our development programs. We track outsourced development costs by product candidate or development program, but we do not allocate internal personnel costs including salaries and stock-based compensation to specific product candidates or development programs.

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

We intend to file an MAA for CORDStrom in the United Kingdom and the European Union, followed by a BLA with the FDA targeted for 2026. There can be no assurance that any such applications will be submitted on our anticipated timeline, accepted for review, approved within any particular timeframe, or approved at all.

The regulatory review process in each jurisdiction is lengthy, complex, and inherently unpredictable. Regulatory authorities may require additional information, analyses, or clinical data, which could result in delays or prevent approval. Even if approval is obtained in one or more jurisdictions, we may experience delays in commercial launch, pricing and reimbursement approvals, manufacturing scale-up, distribution, or market acceptance.

Accordingly, we may not generate any product revenue for the foreseeable future, if ever. We expect to continue to incur significant operating expenses and substantial losses as we pursue regulatory approvals, prepare for potential commercialization, and continue development of our product candidates. Our operating results are likely to fluctuate significantly from quarter to quarter and year to year due to the timing and outcome of regulatory submissions, regulatory review processes in multiple jurisdictions, potential approval decisions, and commercial preparation activities.

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

Other income, net

Other expense consists primarily of interest income on money market investments. In addition, other income includes interest expense incurred on debt, if any, and other items such as gain on forgiveness of payables.

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

The Company does not have any critical accounting estimates that are likely to have a material impact on our financial condition or results of operation.

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

 CORDStrom Clinical Data License Agreement

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024	Change
Revenues	$50	$14	$36

General and Administrative	10,260	9,483	777
Research and Development	20,659	33,166	(12,507)
Impairment of acquired in-process research and development intangible assets	16,514	-	16,514
Other Income, net	(1,450)	(553)	(897)
Net loss	$45,933	$42,082	$3,851

Revenues

During 2025 the Company recognized $50,000 of revenue in connection with a license agreement. In 2024, the Company sold MSC’s to one customer in the United Kingdom and recognized $14,000 of revenues.

General and Administrative

General and administrative expenses were $10.3 million for the year ended December 31, 2025, compared to $9.5 million for the year ended December 31, 2024. The increase in general and administrative expenses is mainly due to higher stock-based compensation ($1.3 million higher), partially offset by lower investor relations expense ($0.2 million lower) and lower payroll expense ($0.2 million lower) compared to the prior year.

Research and Development

Research and development expenses decreased to $20.7 million for the year ended December 31, 2025 from $33.2 million for the year ended December 31, 2024. The decrease in research and development expenses during the year ended December 31, 2025 compared to 2024 is mainly due to the Company incurring $13.7 million lower costs with our Alzheimer’s clinical trial as a result of completing the Phase 2 trial in 2025, $1.1 million higher accrued rebate and $0.5 million lower preclinical and other expenses, partially offset by $1.8 million of higher internal costs, and $1.0 million higher costs in connection with our INKmune/CORDStrom products under development.

Impairment of acquired in-process research and development intangible assets

During the year ended December 31, 2025, the Company released the Phase 2 clinical trial results for our Alzheimer’s drug candidate, XPro, which failed to meet the primary endpoint, though a subgroup showed potential benefits. Due to insufficient resources to fund further trials, the Company has halted immediate plans to develop XPro for Alzheimer’s or other indications and are instead seeking a partner to continue these studies. As part of preparing its consolidated financial statements, the Company determined that the intangible asset’s fair value was likely below its carrying value. Following a quantitative impairment assessment, the Company estimated the asset’s fair value at $0, resulting in a recorded impairment of $16.5 million during the second quarter of 2025.

Other Income, net

During 2025, the Company recognized $0.6 million of gain on the forgiveness of payables compared to $0 in 2024. Also, in 2025 the Company recognized $0.9 million of interest income compared to $1.3 million in 2024. During 2024, the Company recognized $0.7 million of interest expense related to debt that was paid off during 2024.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $45,933,000 and $42,082,000 for the years ended December 31, 2025 and 2024, respectively. Net cash used in operating activities was $22,582,000 and $33,361,000 for the years ended December 31, 2025 and 2024, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of December 31, 2025, we had cash and cash equivalents of $24,751,000.

 We anticipate that we will continue to incur net losses for the foreseeable future as we continue the research and development of our product candidates, expand our clinical activities, hire additional personnel, and incur expenses associated with operating as a public company. We expect to incur significant expenses and operating losses as we advance our clinical development programs, pursue regulatory submissions, and, if approved, prepare for the potential commercialization of CORDStrom. As a result, we expect that we will require additional capital to fund our operations, which we may seek to obtain through equity or debt financings, collaborations, licensing arrangements, or other strategic transactions. There can be no assurance that such financing will be available on acceptable terms, or at all.

The Company incurs significant research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of December 31, 2025, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.2 million.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2025. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $24.8 million and total current assets were $29.9 million at December 31, 2025, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued.

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

ATM Sales Agreement

During the year ending December 31, 2025, the Company sold 1,304,707 shares of common stock at an average price of $8.01 for gross proceeds of approximately $10.4 million under the at-the-market offerings.

Registered Direct Offering

During June 2025, the Company entered into securities purchase agreements with investors whereby the Company sold 3,000,000 shares of the common stock in a registered direct offering in exchange for gross proceeds of $18.9 million (net proceeds of approximately $17.4 million).

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(22,582)	$(33,361)
Net cash used in investing activities	(1,042)	-
Net cash provided by financing activities	27,612	18,211
Impact on cash from foreign currency translation	(159)	224

Net increase (decrease) in cash and cash equivalents	$3,829	$(14,926)

Net Cash Used in Operating Activities

Our cash used in operating activities was primarily driven by our net loss.

Operating activities used $22.6 million of cash for the year ended December 31, 2025, primarily resulting from our net loss of $45.9 million, $2.5 million of changes in our net operating assets and liabilities and $0.6 million of gain on payables, partially offset by $16.5 million of intangible impairment expense, and $9.9 million of non-cash stock-based compensation expense. The change in our net operating assets and liabilities was primarily due to an increase in research and development tax rebate receivable of $3.1 million, a decrease in deferred liabilities of $0.5 million and a decrease in other assets of $0.5 million, partially offset by a decrease of $1.9 million in accounts payable and accrued liabilities.

Operating activities used $33.4 million of cash for the year ended December 31, 2024, primarily resulting from our net loss of $42.1 million, partially offset by a net cash inflow of $1.0 million for changes in our net operating assets and liabilities, and non-cash stock-based compensation charges of $7.6 million. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid expenses of $1.2 million, a decrease in research and development tax rebate receivable of $0.7 million and a decrease in other tax receivable of $0.3 million, partially offset by a decrease of $1.4 million in accounts payable and accrued liabilities.

Net Used in Investing Activities

During the year ended December 31, 2025, the Company purchased $1.0 million of equipment to be used in connection with its CORDStrom clinical program.

Net Cash Provided by Financing Activities

During the year ended December 31, 2025, the Company sold 1,304,707 shares of common stock under its ATM program for net proceeds of $10.1 million.

During June 2025, the Company sold 3,000,000 shares of its common stock in a registered direct offering in exchange for gross proceeds of $18.9 million (net proceeds of $17.4 million).

During December 2025, the Company amended warrants for certain warrant holders in exchange for $67,000.

During the year ended December 31, 2024, the Company paid off $10.0 million of its debt.

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

Item 8. Financial Statements and Supplementary Data

The audited consolidated financial statements of the Company, together with the reports thereon of Marcum LLP and CBIZ CPAs P.C., independent registered public accounting firms, are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Management’s Report on Internal Control Over Financial Reporting

Our CEO and our CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal controls over financial reporting were effective based on those criteria, as of December 31, 2025.

Changes in Internal Control over Financial Reporting

None.

Item 9B. Other Information

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2025:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	9,759,882	(1)	$2.63	64,668	(2)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	9,759,882		$2.63	64,668

(1)	Consists of shares subject to outstanding stock options, under the Second Amended and Restated INmune Bio Inc. 2021 Stock Incentive Plan (the “2021 Plan”), the 2019 Stock Incentive Plan (the “2019 Plan”) and INmune Bio Inc. 2017 Stock Incentive Plan (the “2017 Plan) some of which are vested and some of which remain subject to the vesting of the respective equity award.
(2)	Consists of shares subject to outstanding stock options, under the Amended and Restated INmune Bio Inc. 2021 Stock Incentive Plan, some of which are vested and some of which remain subject to the vesting of the respective equity award.

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

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

PART IV

Item 15. Exhibits.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

3.3	First Amendment to the Bylaws of INmune Bio Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2024).

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of INmune Bio Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K Filed with the SEC on December 30, 2020).

4.1	Description of Securities of INmune Bio Inc. (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the SEC on March 3, 2022).

4.2	Form of Registrant’s common stock certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the SEC on September 26, 2018).

4.4	Rights Agreement, dated as of December 30, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2020).

4.5	Amendment No. 1 to the Rights Agreement between INmune Bio Inc. and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

4.6	Amendment No. 2 to the Rights Agreement between INmune Bio Inc. and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2022).

4.7	Amendment No. 3 to the Rights Agreement between INmune Bio Inc. and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023).

4.8	Amendment No. 4 to the Rights Agreement between INmune Bio Inc. and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

4.9	Amendment No. 5 to the Rights Agreement between INmune Bio Inc. and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2025).

10.1	License Agreement between INmune Bio Inc. and Immune Ventures LLC (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.2	Assignment and Assumption Agreement with Immune Ventures LLC (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.3	Exclusive License Agreement by the University of Pittsburgh of the Common Wealth system of Higher Education and Immune Ventures LLC (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.4	First Amendment to Exclusive License Agreement by and between the University of Pittsburgh of the Commonwealth system of Higher Education and Immune Ventures, LLC (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.5	Material Transfer and License Agreement between Anthony Nolan Cord Blood Bank and Immune Bio International LTD. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.6	Consulting Agreement between INmune Bio Inc. and Mark Lowdell (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.7	INmune Bio Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.8	Form of Incentive Option Agreement with employees (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.9	Form of Incentive Option Agreement with non-employee directors (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.10	License Agreement between INmune Bio Inc. and Xencor, Inc. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.11	Amendment to the Consultancy Agreement between INmune Bio Inc. and Mark Lowdell (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed with the SEC on August 30, 2018).

10.12	INmune Bio Inc. 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.29 to the Form 10-K filed with the SEC on March 11, 2020).

10.13	Employment Agreement effective as of January 1, 2021 between INmune Bio Inc. and Raymond J. Tesi (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on March 4, 2021).

10.14	Employment Agreement effective as of January 1, 2021 between INmune Bio Inc. and David Moss (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 4, 2021).

10.15	Lease Agreement dated September 13, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 15, 2021).

10.16	At-the-Market Sales Agreement, dated March 10, 2021 between the Company and BTIG, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.17	INmune Bio Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 3, 2021).

10.18	Option Cancellation Agreement between the Company and Xencor, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.19	First Amendment to License Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.20	Warrant to purchase common stock issued to SVB Innovation Credit Fund VIII, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.21	Warrant to purchase common stock issued to Silicon Valley Bank (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.22	Form of nonqualified stock option agreement option agreement between the Company and non-employee directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2021).

10.23	Form of incentive stock option agreement between the Company and employees (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 24, 2021).

10.24	Amended and Restated INmune Bio Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 1, 2023).

10.25	Amendment No. 1 to At-the-Market Sales Agreement, dated August 16, 2023, between INmune Bio Inc., and BTIG, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 16, 2023).

10.26	First Amendment to Exclusive License Agreement between INmune Bio Inc. and Immune Ventures LLC dated April 17, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2023).

10.27	Second Amendment to Exclusive License Agreement by and between the University of Pittsburgh of the Commonwealth system of Higher Education and Immune Ventures, LLC dated April 17, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 20, 2023).

10.28	Securities purchase agreement to purchase common stock and warrants (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 22, 2024).

10.29	Warrant to purchase common stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 22, 2024).

10.30	Securities purchase agreement to purchase common stock and warrants (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 26, 2024).

10.31	Warrant to purchase common stock (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 26, 2024).

10.32	Placement Agency Agreement, dated April 24, 2024, between INmune Bio Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on April 26, 2024).

10.33	Form of Nonqualified Option Agreement of INmune Bio Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 16, 2024).

10.34	Form of Incentive Stock Option Agreement of INmune Bio Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on May 16, 2024).

10.35	Incentive Stock Option Agreement between INmune Bio Inc. and Dr. Tesi, dated June 10, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 13, 2024).

10.36	Securities purchase agreement to purchase common stock and warrants (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 16, 2024).

10.37	Warrant to purchase common stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 16, 2024).

10.38	At-the-Market Sales Agreement, dated August 9, 2024, by and among INmune Bio Inc., RBC Capital Markets, LLC and BTIG, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 9, 2024).

10.39	License agreement, dated February 6, 2025 between INmune Bio Inc. and Great Ormond Street Hospital for Children NHS Foundation Trust (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC with the SEC on February 10, 2025).

10.40	Form of Securities Purchase Agreement dated June 27, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 30, 2025).

10.41	Second Amended and Restated INmune Bio In. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2025).

10.42	Severance agreement, dated August 4, 2025, between INmune Bio Inc. and Raymond J. Tesi (incorporated by reference to the Current Report on Form 10-Q filed with the SEC on August 7, 2025).

10.43	Employment agreement dated August 4, 0225 between INmune Bio Inc. and Cory Ellspermann (incorporated by reference to the Current Report on From 10-Q filed with the SEC on August 7, 2025).

10.44	Employment agreement dated November 26, 2025, between INmune Bio Inc. and David Moss (incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 28, 2025).

10.45	Employment agreement dated November 26, 2025 between INmune Bio Inc. and Cory Ellspermann (incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 28, 2025).

10.46	Employment agreement dated November 26, 2025 between INmune Bio International Limited and Mark Lowdell (incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 28, 2025).

10.47	Amendment to Employment Agreement dated December 2, 2025 between INmune Bio Inc. and David Moss (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 3, 2025).

10.48	Amendment to Employment Agreement dated December 2, 2025 between INmune Bio Inc. and Cory Ellspermann (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 3, 2025).

10.49	Sales Agreement dated December 9, 2025 by and between INmune Bio Inc. and A.G.P./Alliance Global Partners (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 19, 2025).

10.50	Form of Warrant Amendment (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 23, 2025).

10.51	Form of Placement Agency Agreement, Dated June 27, 2025 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2025).

19.1	Insider Trading Policy.*

21.1	Subsidiaries.*

23.1	Consent of CBIZ CPAs P.C., independent registered public accounting firm.*

23.2	Consent of Marcum LLP, independent registered public accounting firm.*

31.1	Certification of principal executive officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	INmune Bio Policy for recovery of erroneously awarded compensation (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on March 28, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMUNE BIO INC.

/s/ David J. Moss
Dated: March 30, 2026	David J. Moss
Chief Executive Officer
(Principal Executive Officer)

/s/ Cory Ellspermann
Dated: March 30, 2026	Cory Ellspermann
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Moss	President, Chief Executive Officer, Treasurer, Secretary and Director	March 30, 2026
David J. Moss	(Principal Executive Officer)

/s/ Cory Ellspermann	Chief Financial Officer	March 30, 2026
Cory Ellspermann	(Principal Financial and Accounting Officer)

/s/ Timothy Schroeder	Director	March 30, 2026
Timothy Schroeder

/s/ J. Kelly Ganjei	Director	March 30, 2026
J. Kelly Ganjei

/s/ Scott Juda, JD	Director	March 30, 2026
Scott Juda, JD

/s/ Marcia Allen	Director	March 30, 2026
Marcia Allen

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

INmune Bio Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of INmune Bio Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, , the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2017 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Houston, Texas

March 30, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

INmune Bio Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of INmune Bio Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”) In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2017 through 2025.

Houston, Texas

March 27, 2025

INMUNE BIO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,751	$20,922
Research and development tax credit receivable	4,284	1,181
Other tax receivable	257	228
Prepaid expenses and other current assets	595	331
TOTAL CURRENT ASSETS	29,887	22,662

Equipment, net	955	-
Operating lease – right of use asset	914	307
Other assets	595	79
Acquired in-process research and development intangible assets	-	16,514

TOTAL ASSETS	$32,351	$39,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,768	$6,539
Accounts payable and accrued liabilities – related parties	25	25
Deferred liabilities	-	517
Operating lease, current liability	623	140
TOTAL CURRENT LIABILITIES	8,416	7,221

Long-term operating lease liability	411	244
TOTAL LIABILITIES	8,827	7,465

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 26,585,258 and 22,280,451 shares issued and outstanding, respectively	27	22
Additional paid-in capital	233,271	195,754
Accumulated other comprehensive loss	(737)	(575)
Accumulated deficit	(209,037)	(163,104)
TOTAL STOCKHOLDERS’ EQUITY	23,524	32,097

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,351	$39,562

See accompanying notes to these consolidated financial statements.

INMUNE BIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In thousands, except share and per share amounts)

	2025	2024
REVENUE	$50	$14

OPERATING EXPENSES
General and administrative	10,260	9,483
Research and development	20,659	33,166
Impairment of acquired in-process research and development intangible assets	16,514	-
Total operating expenses	47,433	42,649

LOSS FROM OPERATIONS	(47,383)	(42,635)

OTHER INCOME, NET	1,450	553

NET LOSS	$(45,933)	$(42,082)

Net loss per common share – basic and diluted	$(1.86)	$(2.11)

Weighted average number of common shares outstanding – basic and diluted	24,757,545	19,944,304

COMPREHENSIVE LOSS
Net loss	$(45,933)	$(42,082)
Other comprehensive income (loss) – foreign currency translation	(162)	224
Total comprehensive loss	$(46,095)	$(41,858)

See accompanying notes to these consolidated financial statements.

INMUNE BIO INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance as of January 1, 2024	17,950,776	$18	$159,143	$(799)	$(121,022)	$37,340
Common stock issued for cash	247,126	-	2,361	-	-	2,361
Common stock and warrants issued for cash	3,898,852	4	25,424	-	-	25,428
Reclassification from redeemable common stock	75,697	-	799	-	-	799
Exercise of warrants for cash	108,000	-	422	-	-	422
Stock-based compensation	-	-	7,605	-	-	7,605
Gain on foreign currency translation	-	-	-	224	-	224
Net loss	-	-	-	-	(42,082)	(42,082)
Balance as of December 31, 2024	22,280,451	22	195,754	(575)	(163,104)	32,097
Common stock issued for cash	4,304,707	5	27,539	-	-	27,544
Exercise of warrants for cash	100	-	1	-	-	1
Amendment of warrants for cash	-	-	67	-	-	67
Stock-based compensation	-	-	9,910	-	-	9,910
Loss on foreign currency translation	-	-	-	(162)	-	(162)
Net loss	-	-	-	-	(45,933)	(45,933)
Balance as of December 31, 2025	26,585,258	$27	$233,271	$(737)	$(209,037)	$23,524

See accompanying notes to these consolidated financial statements.

INMUNE BIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,933)	$(42,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,910	7,605
Accretion of debt discount	-	79
Gain on settlement of accounts payable	(626)	-
Depreciation expense	84	-
Impairment of acquired in-process research and development intangible assets	16,514	-
Changes in operating assets and liabilities:
Research and development tax credit receivable	(3,103)	724
Other tax receivable	(29)	309
Prepaid expenses and other current assets	(264)	1,179
Prepaid expenses – related party	-	142
Other assets	(516)	52
Accounts payable and accrued liabilities	1,855	(1,362)
Accounts payable and accrued liabilities – related parties	-	(10)
Deferred liabilities	(517)	28
Operating lease liability	43	(25)
Net cash used in operating activities	(22,582)	(33,361)

CASH FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,042)	-
Net cash used in investing activities	(1,042)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and warrants	27,544	27,789
Cash proceeds for amendment of warrants	67	-
Exercise of warrants for cash	1	-
Repayment of debt	-	(10,000)
Net proceeds from the exercise of stock options	-	422
Net cash provided by financing activities	27,612	18,211

Impact on cash from foreign currency translation	(159)	224

NET INCREASE (DECREASE) IN CASH	3,829	(14,926)
CASH AT BEGINNING OF YEAR	20,922	35,848
CASH AT END OF YEAR	$24,751	$20,922

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$1,690

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use assets obtained in exchange for lease obligations	$702	$-

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had net losses of approximately $45.9 million and $42.1 million and negative cash flows from operating activities of approximately $22.6 million and $33.4 million for the years ended December 31, 2025 and 2024, respectively, and an accumulated deficit of approximately $209.0 million and $163.1 million as of December 31, 2025 and 2024, respectively. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

During the second quarter of 2025, the Company released the Phase 2 clinical trial results for our Alzheimer’s drug candidate, XPro, which failed to meet the primary endpoint, though a subgroup showed potential benefits. Due to insufficient resources to fund further trials, the Company has halted immediate plans to develop XPro for Alzheimer’s or other indications and are instead seeking a partner to continue these studies. As part of preparing its consolidated financial statements, the Company determined that the intangible asset’s fair value was likely below its carrying value. Following a quantitative impairment assessment, the Company estimated the asset’s fair value at $0, resulting in a recorded impairment of $16,514,000 which was recorded during the second quarter of 2025.

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

At December 31, 2025, the Company had 9,759,882 potentially issuable shares of common stock upon the exercise of stock options and 3,944,138 potentially issuable shares of common stock upon the exercise of warrants.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard was effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company applied the amendments prospectively for the year ended December 31, 2025, and the impact of the adoption of the amendments in this update was not material to the Company’s consolidated balance sheet and results of operations for the year ended December 31, 2025, since the amendments require only enhancement of existing income tax disclosures in the footnotes to the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting: Narrow-Scope Improvements. This ASU improves clarity for interim financial reporting requirements under the existing guidance within ASC 270, Interim Reporting, by creating a comprehensive list of interim disclosure requirements, clarifying scope and applicability, along with adding a principle to disclose all material events that have occurred since the most recently filed Form 10-K. This ASU is effective for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt this guidance for interim periods within its fiscal year beginning January 1, 2028, and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.

NOTE 4 – RESEARCH AND DEVELOPMENT ACTIVITY

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. At December 31, 2025 and 2024, the Company had a research and development tax credit receivable of $3,897,000 and $1,181,000, respectively, for R&D expenses incurred in Australia. During the years ended December 31, 2025 and 2024, the Company received $0 and $2,475,000 of R&D tax credit reimbursements, respectively, from Australia. During January 2026, the Company received approximately $3.6 million in tax credit reimbursements from Australia.

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. At December 31, 2025 and 2024, the Company had a research and development tax credit receivable of $387,000 and $0, respectively, for R&D expenses incurred in the UK. During the years ended December 31, 2025 and 2024, the Company received no R&D tax credit reimbursements from the UK. During March 2026, the Company received approximately $382,000 in tax credit reimbursements from the UK.

CORDStrom Clinical Trial Data License Agreement

On February 6, 2025, the Company and Great Ormond Street Hospital for Children NHS Foundation Trust (“GOSH”) entered into a license agreement for the exclusive commercial use to clinical trial data associated with a GOSH study investigating the potential of CORDStrom to treat RDEB in pediatric patients (the “MissionEB study”). The Company owns the intellectual property covering CORDStrom, the investigational medicinal product used in the Mission EB study. In addition, the Company owns intellectual property and maintains trade secret protections covering the manufacturing of CORDStrom. With this license to the clinical trial data, the Company intends to prepare applications seeking marketing authorization of CORDStrom for treatment of pediatric RDEB in each of the FDA, EMA, and MHRA. Terms of the license agreement include a milestone payment of up to £6,000,000 (approximately $8.1 million as of December 31, 2025) due on the first to occur marketing authorization to be granted by the FDA, EMA or MHRA, which had not occurred as of December 31, 2025. The Company was also required to make an upfront payment to GOSH of approximately $0.3 million, which the Company paid during July 2025 and recorded in research and development expense.

Under the license agreement, the Company was previously obligated to provide CORDStrom for use in the MissionEB clinical study at no cost. During February 2026, the MissionEB study was formally closed, and the Company’s obligation to supply CORDStrom in connection with that study has terminated in accordance with the terms of the license agreement. As a result, the Company has no remaining contractual product supply obligations related to the MissionEB study under the license agreement. The Company intends to provide CORDStrom at no cost for use in a contemplated follow-on clinical study referred to as “MissionEB II” however, no definitive agreement governing such study has been executed, and the Company has no present contractual obligation to supply product for MissionEB II.

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

During the second quarter of 2025, the Company released the Phase 2 clinical trial results for our Alzheimer’s drug candidate, XPro, which failed to meet the primary endpoint, though a subgroup showed potential benefits. Due to insufficient resources to fund further trials, the Company has halted immediate plans to develop XPro for Alzheimer’s or other indications and are instead seeking a partner to continue these studies. As part of preparing its consolidated financial statements, the Company determined that the intangible asset’s fair value was likely below its carrying value. Following a quantitative impairment assessment, the Company estimated the asset’s fair value at $0, resulting in a recorded impairment of $16,514,000 during the second quarter of 2025.

INKmune License Agreement

On October 29, 2015, the Company entered into an exclusive license agreement (the “INKmune License Agreement”) with Immune Ventures, LLC (“Immune Ventures”), and subsequently modified the agreement in 2018, 2020 and 2023. Pursuant to the INKmune License Agreement, the Company was granted exclusive worldwide rights to the patents, including rights to incorporate any improvements or additions to the patents that may be developed in the future. In consideration for the patent rights, the Company agreed to the following milestone payments:

(in thousands)
Each Phase I initiation	$25
Each Phase II initiation	$250
Each Phase III initiation	$350
Each NDA/EMA filing	$1,000
Each NDA/EMA awarded	$9,000

In addition, the Company agreed to pay the licensor a royalty of 1% of net sales during the life of each patent granted to the Company. The License is owned by Immune Ventures. David Moss, the Company’s Chief Executive Officer and President, Mark Lowdell, the Company’s Chief Scientific Officer, and RJ Tesi, the Company’s former Chief Executive Officer, are the owners of Immune Ventures. No sales have occurred under this license. During December 2023, the Company initiated a Phase I clinical trial with INKmune in patients with metastatic castration-resistant prostate cancer. The Company recorded a $25,000 payable to Immune Ventures related to this trial, which remained outstanding as of December 31, 2025 and 2024.

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

Annual maintenance fees under the PITT Agreement include $25,000 due on June 26, 2025 and thereafter until first commercial sale. At December 31, 2025, the Company owed the University of Pittsburgh $25,000 for annual maintenance fees.

Upon first commercial sale of a product making use of the licensed technology under the PITT Agreement, the Licensee is required to pay royalties equal to 2.5% of Net Sales each calendar quarter. As of December 31, 2025, there have been no commercial sales of product making use of the licensed technology under the PITT Agreement.

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

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025:
Cash equivalents
Money market funds	$24,298	$24,298	$-	$-
Total cash equivalents	$24,298	$24,298	$-	$-

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024:
Cash equivalents
Treasury bills	$10,260	$10,260	$-	$-
Money market funds	10,328	10,328	-	-
Total cash equivalents	$20,588	$20,588	$-	$-

NOTE 6 – LEASES

In April 2025, the Company’s wholly-owned subsidiary, INmune Bio International Ltd., entered into an agreement whereby the Company leases manufacturing space from a third party in the United Kingdom for 2 years. The operating lease requires payments of approximately $76,000 each quarter during the first year and $152,000 each quarter during the second year. The lease commencement date was August 2025.

In September 2021, the Company signed a lease with a third party for office space in Boca Raton, Florida. The lease agreement has a 64-month term and commenced during the fourth quarter of 2021. During March 2026, the Company exercised its option to renew the term of its office space in Boca Raton, Florida. The option renewal provides for an additional three-year term commencing April 1, 2027. Base rent under the extension will be approximately $17,000 per month during the first year, increasing by approximately 3% annually over the term.

As of December 31, 2025, the maturities of our lease liabilities are as follows:

(in thousands, except years)
2026	$729
2027	405
Total lease payments	1,134
Less: imputed interest	(100)
Present value of future lease payments	1,034
Less: operating lease, current liabilities	(623)
Long-term operating lease liabilities	$411

The weighted average lease term was 1.5 years and 2.3 years as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and December 31, 2024, the weighted-average discount rate for operating leases was 12.0%. During the years ended December 31, 2025 and 2024, the Company recognized $381,000 and $161,000, respectively, of lease expense.

NOTE 7 – RELATED PARTY TRANSACTIONS

University College London

During the years ended December 31, 2025 and 2024, the Company made payments to University College London (“UCL”) of $132,000 and $321,000, respectively, for medical research performed on behalf of the Company. UCL is a wholly owned subsidiary of the University of London. The Company’s Chief Scientific and Manufacturing Officer is a professor at the University of London.

AmplifyBio

At December 31, 2025 and December 31, 2024, the Company recorded a payable to AmplifyBio of $26,000 and $0, respectively, for medical research performed on behalf of the Company. During the years ended December 31, 2025 and 2024, the Company paid AmplifyBio $41,000 and $324,000, respectively. During 2025, AmplifyBio ceased operations. Amplify Bio’s former CEO is on the board of directors of the Company.

NOTE 8 – EQUIPMENT, NET

Equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Lab equipment	$1,042	$-
Less: Accumulated Depreciation	(87)	-
Total	$955	$-

NOTE 9 – DEBT

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

For the years ended December 31, 2025 and 2024, the Company recognized interest expense of $0 and $789,000, respectively, related to the Term Loan.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

Common Stock – At-the-Market Offerings

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

During August 2024, the Company entered into an amended and restated at-the-market sales agreement with RBC Capital Markets LLC and BTIG (together, the “Sales Agents”) relating to the offer and sale of shares of our common stock with an aggregate offering price of up to $75.0 million. This amended and restated at-the-market sales agreement replaced the sales agreement entered into with BTIG in March 2021, as amended in August 2023. The Company was required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares. During the year ended December 31, 2024, the Company issued and sold 48,762 shares of common stock under its at-the-market (“ATM”) program at an average price of $6.96 per share, resulting in net proceeds of approximately $0.3 million after commissions.. During the year ended December 31, 2025, the Company issued and sold 1,304,707 shares of common stock under the ATM program at an average price of $8.01 per share, resulting in net proceeds of approximately $10.1 million after commissions. On December 19, 2025, the Company terminated the amended and restated ATM sales agreement with the Sales Agents.

On December 19, 2025, the Company entered into a sales Agreement with A.G.P./Alliance Global Partners (“A.G.P.”), as sales agent, pursuant to which the Company may offer and sell, from time to time, up to $65,000,000 of shares of its common stock through A.G.P.  in exchange for a 3% commission on gross proceeds. There were no sales of stock pursuant to this agreement in 2025.

Stock options

On June 10, 2025, the Company’s shareholders approved an amendment to the 2021 Incentive Stock Plan to increase the shares of the Company’s common stock available for issuance thereunder to 6,500,000 shares.

During August 2025, the Company modified 1,513,882 stock option awards held by its former Chief Executive Officer to extend the post-termination exercise period and provide that unvested stock options shall continue to vest pursuant to the severance agreement, which will result in additional stock-based compensation expense of up to $2.4 million to be expensed over the remaining original vesting term, if any, of the stock option awards.

In November 2025, the Company’s stockholders approved the repricing of 5,511,000 outstanding stock options of current employees, which reduced the exercise prices of these options to $1.50 per share from their original exercise prices ranging from $3.91 to $24.82. All other terms of the options, including vesting schedules, remain unchanged. The repricing resulted in incremental stock-based compensation of approximately $1.9 million, which is being recognized over the remaining vesting period, if any, of the stock option awards.

During 2025, the Company granted certain employees and directors options to purchase 2,775,000 shares of its common stock pursuant to the 2021 Incentive Stock Plan. The stock options had a fair value of approximately $4.0 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.80% - 4.60% based on the applicable US Treasury bill rate (2) expected life of 5.4 – 10.0 years, (3) expected volatility of approximately 96% - 100 and (4) zero expected dividends.

During 2024, the Company granted certain employees and directors options to purchase 1,964,307 shares of its common stock pursuant to the 2021 Incentive Stock Plan. The stock options had a fair value of approximately $11.6 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 3.90% - 4.46% based on the applicable US Treasury bill rate (2) expected life of 5.5 – 10.0 years, (3) expected volatility of approximately 100% - 106% and (4) zero expected dividends.

At December 31, 2025, the Company had 64,668 shares reserved for issuance pursuant to the 2021 Incentive Stock Plan.

The following table summarizes stock option activity:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	5,496,000	$8.73	6.18	-
Options granted	1,964,307	$7.06	10.0	-
Options exercised	(149,000)	$9.90	-	-
Options cancelled	(108,000)	$3.91	-	-
Outstanding at December 31, 2024	7,203,307	$8.29	6.49	1,218
Options granted	2,775,000	$1.71	10.0	-
Options cancelled	(218,425)	$10.79	-	-
Options exercised	-	$-	-	-
Outstanding at December 31, 2025	9,759,882	$2.63	6.83	$545
Exercisable at December 31, 2025	5,467,829	$3.16	4.76	$256

During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $9,910,000 and $7,605,000, respectively, related to stock options. As of December 31, 2025, there was $9,973,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.37 years.

Warrants

SVB Warrants

The Company issued warrants to the Company’s lenders upon obtaining a loan in June 2021. The warrants expire in June 2031 and have an exercise price of $14.05. At December 31, 2025 and 2024, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

April 2024 Warrants

In April 2024, the Company issued an aggregate of 1,557,592 warrants to investors in connection with the sale of common stock. The warrants, as originally issued, had exercise prices ranging from $9.152 to $9.84 per share and were scheduled to expire in April 2026.

In December 2025, warrants to purchase 1,348,315 shares of common stock originally issued in April 2024 were amended in exchange for cash proceeds of approximately $67,000. The exercise price of the amended warrants was reduced to $1.95 per share (from $9.152 – $9.84), and the expiration date was extended to June 2026 (from April 2026). The incremental fair value attributable to the modified awards held by employees and consultants, calculated as the difference between the fair value of the modified awards and the fair value of the original awards immediately prior to modification, was approximately $95,000 and was recorded as stock-based compensation expense.

As of December 31, 2025 and 2024, all 1,557,592 warrants remain outstanding and exercisable for cash at a weighted-average exercise price of $2.92 per share. The intrinsic value of these warrants was $0 at December 31, 2025, and they expire between April 2026 and June 2026.

September 2024 Warrants

During September 2024, the Company issued 2,341,260 warrants to investors in connection with the sale of common stock. At December 31, 2025, and 2024, 2,341,260 and 2,341,160, respectively, of these warrants are outstanding and are exercisable for cash at a weighted average price of $6.40 per share and expire in March 2030. The intrinsic value of these warrants was $0 as of December 31, 2025.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Research and development	$4,048	$3,037
General and administrative	5,862	4,568
Total	$9,910	$7,605

Shareholder Rights Agreement

On December 30, 2020, the Board of Directors (the “Board”) of the Company approved and adopted a Rights Agreement, dated as of December 30, 2020, by and between the Company and VStock Transfer, LLC, as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of the Company’s common stock held by stockholders as of the close of business on January 11, 2021. When exercisable, each right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at an exercise price of $300.00 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of twenty percent or more of the Company’s common stock without the approval of the Board. The Rights Agreement was amended in 2021, 2022, 2023, 2024 and 2025. On December 5, 2025, the Rights Agreement was further renewed until December 31, 2026 and shall automatically renew on December 31 of each year thereafter unless the Board determines not the extend the Rights Agreement.

Preferred Stock

In 2020, the Company designated 45,000 shares of its preferred stock with par value of $0.001 per share as Series A Junior Participating Preferred Stock. The remaining 9,955,000 shares of preferred stock with par value of $0.001 remain undesignated. None of the preferred shares were issued and outstanding at December 31, 2025 and 2024.

NOTE 11 – INCOME TAXES

Loss before income taxes summarized by region was as follows:

(in thousands)	December 31, 2025	December 31, 2024
United States	$35,763	$22,603
Foreign	10,170	19,479
Total loss before income taxes	45,933	42,082

The provision for income taxes consists of the following components:

	December 31, 2025	December 31, 2024
Current expense (benefit)
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	-	-

Deferred expense (benefit)
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Income tax expense (benefit)	$-	$-

A reconciliation of income tax benefit computed using the federal statutory income tax rate to the Company’s tax expense for the year ended December 31, 2025 after the adoption of ASU 2023-09 is as follows:

	Amount	Percent
US Federal Statutory Tax Rate	$(9,646)	21.0
State and Local Taxes, Net of Federal Income Tax Effect	-	-
Foreign Tax effects
United Kingdom
Statutory tax rate difference between the United Kingdom and United States	99	(0.2)
Change in valuation allowance	1,046	(2.2)
Other	(101)	0.2
Australia
Statutory tax rate difference between Australia and United States	(208)	0.4
Change in valuation allowance	554	(1.2)
Research and development	745	(1.6)
Changes in Valuation Allowances	6,221	(13.6)
Nontaxable or nondeductible items
Stock-based compensation	1,287	(2.8)
Other	3	(0.0)
Effective Tax Rate	$-	-

A reconciliation of income tax benefit computed using the federal statutory income tax rate to the Company’s tax expense for the year ended December 31, 2024 before the adoption of ASU 2023-09 is as follows:

(in thousands, except percentage)	December 31, 2024
Federal tax benefit at statutory rate (21%)	$(8,837)
Stock-based compensation	1,297
State income tax benefit, net of federal tax effect	(320)
Foreign tax differential	(482)
Research credits	268
Other	2
Return to provision adjustment	2,052
Change in valuation allowance	6,020
Income tax benefit	$-

The principal components of deferred tax assets and liabilities consist of the following at December 31, 2025 and 2024, respectively:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Stock-based compensation	$3,100	$2,142
Research and development	1,217	4,716
Intangible asset	4,105	-
Federal NOL carryforwards	13,634	8,686
State NOL carryforwards	2,834	1,923
Foreign NOL carryforwards	9,820	8,221
Total deferred tax assets	34,710	25,688
Less valuation allowance	(34,710)	(25,688)
Net deferred tax assets	$-	$-

We file income tax returns in the United States, the United Kingdom and Australia. The Company is no longer subject to Internal Revenue Service tax examinations by tax authorities for years prior to 2022. The United Kingdom and Australia are no longer subject to income tax examination for years prior to 2024 and 2023, respectively.

As of December 31, 2025, the Company has a federal net operating loss carryforward of approximately $64.9 million, a United Kingdom net operating loss carryforward of $22.9 million and an Australia net operating loss carryforward of $21.9 million. The federal net operating loss carryforwards for 2017 will begin to expire in the year ending December 31, 2037. The remaining federal net operating loss carryforwards generated after 2017 have no expiration. The United Kingdom and Australia net operating losses have no expiration. The Company has net operating loss carryforwards in California and Florida of $14.9 million and $46.5 million, respectively, of which the California net operating losses will begin to expire in the year ending December 31, 2037, and the Florida net operating losses have no expiration.

The Company’s gross deferred tax assets of $34.7 million and $25.7 million at December 31, 2025 and 2024, respectively, primarily consist of net operating loss carryforwards for income tax purposes. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been recorded. The change in the valuation allowance was $9.0 million during the year ended December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as expensing of U.S. research expenditures and eligible capital expenditures, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the OBBBA are reflected in our results for the year ended December 31, 2025, and there was no impact to our income tax expense or effective income tax rate.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2025, and 2024, the Company has no significant uncertain tax positions. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Commitments

During April 2025, the Company’s wholly-owned subsidiary, INmune Bio International Ltd., entered into a 2-year collaboration agreement with a vendor whereby it makes payments to the vendor in exchange for services pursuant to manufacturing CORDStrom in the United Kingdom. which the Company records within research and development expenses. During the year ended December 31, 2025, the Company recorded approximately $869,000 in research and development expense pursuant to the collaboration agreement. A summary of the commitments payable for these services pursuant to the agreement is as follows as of December 31, 2025:

(in thousands, except years)
2026	$1,432
2027	1,216
Total	$2,648

NOTE 13 – SEGMENT INFORMATION

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews the financial statements on a consolidated basis. The CODM uses the Company’s long-range plan to allocate resources. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using consolidated loss from operations.

Significant expenses within loss from operations, as well as within net loss, include research and development and general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations and Comprehensive Loss. Other segment items within net loss include other income (expense), net.

As of December 31, 2025 and 2024, $2.2 million and $0, respectively, of the Company’s long-lived assets were located in the United Kingdom. As of December 31, 2025 and 2024, $0.2 million and $16.9 million, respectively, of the Company’s long-lived assets were located in the United States.