Form 10-Q
period 2026-03-31
Inmune Bio, Inc.
filed 2026-05-07
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of May 7, 2026, there were 26,585,258 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,358	$24,751
Research and development tax credit receivable	479	4,284
Other tax receivable	291	257
Prepaid expenses and other current assets	694	595
TOTAL CURRENT ASSETS	22,822	29,887

Equipment, net	903	955
Operating lease – right of use asset	1,410	914
Other assets	683	595

TOTAL ASSETS	$25,818	$32,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,659	$7,768
Accounts payable and accrued liabilities – related parties	25	25
Operating lease, current liabilities	704	623
TOTAL CURRENT LIABILITIES	5,388	8,416

Long-term operating lease liability	806	411
TOTAL LIABILITIES	6,194	8,827

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 26,585,258 shares issued and outstanding	27	27
Additional paid-in capital	234,768	233,271
Accumulated other comprehensive loss	(727)	(737)
Accumulated deficit	(214,444)	(209,037)
TOTAL STOCKHOLDERS’ EQUITY	19,624	23,524

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,818	$32,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
REVENUE	$-	$50

OPERATING EXPENSES
General and administrative	2,171	2,316
Research and development	3,641	7,639
Total operating expenses	5,812	9,955

LOSS FROM OPERATIONS	(5,812)	(9,905)

OTHER INCOME, NET	405	166

NET LOSS	$(5,407)	$(9,739)

Net loss per common share – basic and diluted	$(0.20)	$(0.43)

Weighted average common shares outstanding – basic and diluted	26,585,258	22,496,191

COMPREHENSIVE LOSS
Net loss	$(5,407)	$(9,739)
Other comprehensive income (loss) – foreign currency translation	10	(35)
Total comprehensive loss	$(5,397)	$(9,774)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance as of December 31, 2025	26,585,258	$27	$233,271	$(737)	$(209,037)	$23,524
Stock-based compensation	-	-	1,497	-	-	1,497
Gain on foreign currency translation	-	-	-	10	-	10
Net loss	-	-	-	-	(5,407)	(5,407)
Balance as of March 31, 2026	26,585,258	$27	$234,768	$(727)	$(214,444)	$19,624

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

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,407)	$(9,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,497	2,076
Gain on settlement of accounts payable	(91)	-
Depreciation expense	52	-
Changes in operating assets and liabilities:
Research and development tax credit receivable	3,805	(102)
Other tax receivable	(34)	95
Prepaid expenses	(99)	124
Other assets	(88)	30
Accounts payable and accrued liabilities	(3,018)	659
Accounts payable and accrued liabilities – related parties	-	78
Deferred liabilities	-	(37)
Operating lease liabilities	(20)	(8)
Net cash used in operating activities	(3,403)	(6,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash	-	5,273
Exercise of warrants for cash	-	1
Net cash provided by financing activities	-	5,274

Impact on cash from foreign currency translation	10	(35)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,393)	(1,585)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,751	20,922
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,358	$19,337

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Right of use assets obtained in exchange for lease obligations	$587	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

INmune Bio Inc. (the “Company” or “INmune Bio”) is a clinical stage biotechnology pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where inflammation and immunology cause a dysfunctional immune system contributing to disease. INmune Bio has three product platforms. The CORDStrom product platform is a pooled, human umbilical cord mesenchymal stem cell product currently being developed to treat recessive dystrophic epidermolysis bullosa (“RDEB”). The DN-TNF product platform utilizes dominant-negative technology to selectively neutralize soluble TNF, a key driver of innate immune dysfunction and mechanistic target of many diseases and was used for its Alzheimer’s clinical trial (“XPro”). The Natural Killer Cell Priming Platform includes INKmune aimed at priming the patient’s NK cells to eliminate minimal residual disease in patients with cancer.

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

In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.

Use of Estimates

Preparing financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Significant Accounting Policies

Our significant accounting policies have not changed during the three months ended March 31, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Going concern

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the three months ended March 31, 2026, the Company incurred a net loss of $5.4 million and had net cash flows used in operating activities of $3.4 million. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

At March 31, 2026, the Company had 9,733,841 potentially issuable shares of common stock upon the exercise of stock options and 3,944,138 potentially issuable shares of common stock upon the exercise of warrants

At December 31, 2025, the Company had 9,759,882 potentially issuable shares of common stock upon the exercise of stock options and 3,944,138 potentially issuable shares of common stock upon the exercise of warrants.

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

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03 related to the disaggregation of certain income statement expenses. The amendments in this update require public entities to disclose incremental information related to purchases of inventory, team member compensation and depreciation, which will provide investors the ability to better understand entity expenses and make their own judgements about entity performance. The amendments in this update are effective for fiscal years beginning after December 15, 2026. The standard permits adoption on either a prospective or retrospective basis. The Company currently plans to adopt this guidance on a prospective basis for the year ending December 31, 2027. Aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The standard permits either prospective or retrospective application. The Company currently plans to adopt ASU 2025-11 on a prospective basis for the year ending December 31, 2028. The Company is currently evaluating the impact of adopting ASU 2025-11 on our financial statements.

NOTE 2 – RESEARCH AND DEVELOPMENT ACTIVITY

According to AUS tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in AUS for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At March 31, 2026 and December 31, 2025, the Company recorded a research and development tax credit receivable of $479,000 and $3,897,000, respectively, for R&D expenses incurred in Australia. During the three months ended March 31, 2026, the Company received approximately $3.6 million in tax credit reimbursements from Australia.

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. At March 31, 2026 and December 31, 2025, the Company had a research and development tax credit receivable of $0 and $387,000, respectively, for R&D expenses incurred in the UK. During the three months ended March 31, 2026, the Company received approximately $382,000 in tax credit reimbursements from the UK.

Cordstrom License Agreement

During February 2025, the Company and Great Ormond Street Hospital for Children NHS Foundation Trust (“GOSH”) entered into a license agreement for the exclusive commercial use to clinical trial data associated with a GOSH study investigating the potential of CORDStrom to treat RDEB in pediatric patients (the “MissionEB study”). The Company owns the intellectual property covering CORDStrom, the investigational medicinal product used in the Mission EB study. In addition, the Company owns intellectual property and maintains trade secret protections covering the manufacturing of CORDStrom. With this license to the clinical trial data, the Company intends to prepare applications seeking marketing authorization of CORDStrom for treatment of pediatric RDEB in each of the FDA, EMA, and MHRA. Terms of the license agreement include a milestone payment of up to £6,000,000 (approximately $7.9 million as of March 31, 2026) due on the first to occur marketing authorization to be granted by the FDA, EMA or MHRA, which had not occurred as of March 31, 2026.

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

Xencor, Inc. License Agreement

During October 2017, the Company entered into a license agreement with Xencor, Inc., as amended. Under the agreement, the Company obtained an exclusive, worldwide, royalty-bearing license to develop and commercialize products incorporating Xencor’s XPro protein technology targeting soluble tumor necrosis factor.

The Company is obligated to pay a 5% royalty on net sales of licensed products on a country-by-country and product-by-product basis for the later of the patent term or ten years following first commercial sale.

INKmune License Agreement

The Company is party to a license agreement with Immune Ventures, LLC (“Immune Ventures”), a related party, under which it obtained exclusive worldwide rights to certain intellectual property. The agreement provides for milestone payments upon the achievement of specified development and regulatory events and a 1% royalty on future net sales. No sales have occurred under the license.

As of March 31, 2026 and December 31, 2025, the Company recorded a $25,000 milestone payable to Immune Ventures, which is included in accounts payable and accrued liabilities – related parties.

NOTE 3 – FAIR VALUE MEASUREMENTS

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026:
Cash equivalents
Money market funds	$20,177	$20,177	$-	$-
Total cash equivalents	$20,177	$20,177	$-	$-

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025:
Cash equivalents
Money market funds	$24,298	$24,298	$-	$-
Total cash equivalents	$24,298	$24,298	$-	$-

NOTE 4 – LEASE

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

As of March 31, 2026, the maturities of our lease liabilities are as follows:

(in thousands, except years)
2026	$627
2027	630
2028	235
2029	221
2030	56
Total lease payments	1,769
Less: imputed interest	(259)
Present value of future lease payments	1,510
Less: operating lease, current liabilities	(704)
Long-term operating lease liabilities	$806

The weighted average lease term as of March 31, 2026 and December 31, 2025 was 2.8 years and 1.5 years, respectively. As of March 31, 2026 and March 31, 2025, the weighted-average discount rate for operating leases was 12.0%. During the three months ended March 31, 2026 and 2025, the Company recognized $147,000 and $40,000, respectively, of lease expense.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock – At the Market Offering

During August 2024, the Company entered into an amended and restated at-the-market sales agreement with RBC Capital Markets LLC and BTIG (together, the “Sales Agents”) relating to the offer and sale of shares of our common stock. The Company was required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares. During the three months ended March 31, 2025, the Company issued and sold 649,860 shares of common stock at an average price of $8.37 per share under the ATM program. The aggregate net proceeds were approximately $5.3 million after commission expenses. On December 19, 2025, the Company terminated the amended and restated ATM sales agreement with the Sales Agents.

On December 19, 2025, the Company entered into a sales Agreement with A.G.P./Alliance Global Partners (“AGP”), as sales agent, pursuant to which the Company may offer and sell, from time to time, up to $65,000,000 of shares of its common stock through AGP in exchange for a 3% commission on gross proceeds. There were no sales of stock pursuant to this agreement during the three months ended March 31, 2026.

Stock options

The following table summarizes stock option activity during the three months ended March 31, 2026:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	9,759,882	$2.63	6.83	$545
Options granted	-	$-	-	-
Options exercised	-	$-	-	-
Options cancelled	(26,041)	$-	-	-
Outstanding at March 31, 2026	9,733,841	$2.63	6.58	$-
Exercisable at March 31, 2026	5,562,827	$3.19	4.57	$-

During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of approximately $1.5 million and $2.1 million, respectively, related to the vesting of stock options. As of March 31, 2026, there was approximately $8.4 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.27 years.

Warrants

SVB Warrants

The Company issued warrants to the Company’s lenders upon obtaining a loan in June 2021. The warrants expire in June 2031 and have an exercise price of $14.05. At March 31, 2026 and December 31, 2025, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

April 2024 Warrants

In April 2024, the Company issued an aggregate of 1,557,592 warrants in connection with the sale of common stock. Of these warrants, 1,348,415 have an exercise price of $1.95 per share and expire in June 2026, and 209,277 have an exercise price of $9.152 per share and were scheduled to expire in April 2026.

As of March 31, 2026 and December 31, 2025, all 1,557,592 warrants were outstanding and exercisable, with a weighted-average exercise price of $2.92 per share. The aggregate intrinsic value of these warrants was $0 as of March 31, 2026.

Subsequent to March 31, 2026, in April 2026, 209,277 warrants expired unexercised.

September 2024 Warrants

During September 2024, the Company issued 2,341,260 warrants to investors in connection with the sale of common stock. At March 31, 2026 and December 31, 2025, 2,341,160 of these warrants are outstanding and are exercisable for cash at a weighted average price of $6.40 per share and expire in March 2030. The intrinsic value of these warrants was $0 as of March 31, 2026.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three months ended March 31, 2026 and 2025 respectively:

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Research and development	$348	$830
General and administrative	1,149	1,246
Total	$1,497	$2,076

NOTE 6 – COMMITMENTS

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

Neuroinflammation and Oncology Pipelines In addition to our lead rare disease program, the Company has two other clinical-stage platforms:

●	XPro1595 (XPro): A next-generation protein therapeutic that targets neuroinflammation by selectively neutralizing soluble TNF. XPro has completed Phase I and Phase II clinical trials for the treatment of Alzheimer’s Disease (“AD”). The Company intends to pursue strategic partnership opportunities to support the further development of XPro in neurodegenerative and/or other indications. The Company does not currently plan to independently advance XPro into later-stage development.

●	INKmune™: A novel natural killer (NK) cell-priming platform designed to harness the patient’s own innate immune system to eliminate cancer cells. The INKmune program is currently nearing the completion of an open-label Phase II trial for the treatment of metastatic castrate-resistant prostate cancer (“mCRPC”).

By targeting the innate immune system across these distinct therapeutic areas, INmune Bio aims to deliver disease-modifying treatments for patients with high unmet medical needs.

We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $5.4 million for the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $21.4 million and $24.8 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements for the three months ended March 31, 2026. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations.

Amendment to Anthony Nolan License Agreement

On April 29, 2026, the Company entered into an amended and restated material transfer and license agreement with Anthony Nolan, a UK-based organization, which amends and restates a prior agreement originally entered into in 2017 by the Company’s wholly owned subsidiary. In connection with the amended agreement, the Company became a direct party and agreed to be jointly and severally liable for certain payment obligations thereunder. The amended agreement expands the Company’s collaboration with Anthony Nolan and is intended to secure a long-term supply of umbilical cord tissue to support the development of CORDStrom, which the Company expects will be the initial application of such materials, with potential use in additional product candidates in the future.

Under the amended agreement, the Company has obtained exclusive rights, with the ability to sublicense, to use specified donor materials for research, development and commercialization purposes. The Company is obligated to pay per-sample processing fees and, upon commercialization, royalties on net sales, each subject to certain adjustments and caps, and such fees may be subject to periodic increases tied to inflation indices. The agreement continues until terminated in accordance with its terms or for a period extending beyond the first commercial sale of applicable products.

The Company does not expect the amended agreement to have a material impact on its near-term results of operations or liquidity; however, it may result in future payment obligations and become material in the event of successful development and commercialization of product candidates utilizing such materials. The Company believes this agreement is consistent with its strategy to advance its product candidates through collaborations, strategic relationships and licensing arrangements.

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	clinical trial and regulatory-related costs;

●	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;

●	manufacturing and testing costs and related supplies and materials; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation.

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2026	2025
External Costs
DN-TNF - Alzheimer’s disease	$315	$4,852
INKmune and CORDStrom	2,223	1,273
Preclinical and other programs	3	-
Accrued research and development rebate	(7)	(93)
Total external costs	2,534	6,032
Internal costs	1,107	1,607
Total	$3,641	$7,639

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Revenues	$-	$50	$(50)
Operating expenses:
Research and development	3,641	7,639	(3,998)
General and administrative	2,171	2,316	(145)
Total operating expenses	5,812	9,955	(4,143)
Loss from operations	(5,812)	(9,905)	(4,093)
Other expense, net	405	166	239
Net loss	$(5,407)	$(9,739)	$(4,332)

Revenues

During the three months ended March 31, 2025 the Company recognized $50,000 of revenues from a license agreement.

Research and Development

Research and development expenses were approximately $3.6 million during the three months ended March 31, 2026, compared to approximately $7.6 million during the three months ended March 31, 2025. The decrease in research and development expenses during the three months ending March 31, 2026 compared to the three months ending March 31, 2025 is largely due to the Company incurring $4.5 million less expenses related to our Alzheimer’s clinical program due to the Company completing its Phase 2 trial during 2025 and $0.5 million lower expenses due to the Company incurring lower compensation expense, partially offset by the Company incurring $1.0 million of higher CORDStrom/INKmune costs related to preparations to submit CORDStrom for marketing authorization in the United Kingdom, Europe and the United States.

General and Administrative

General and administrative expenses were approximately $2.2 million and $2.3 million during the three months ended March 31, 2026 and 2025, respectively. This decrease is due to the Company incurring lower stock-based compensation expense.

Other Expense, net

During the three months ended March 31, 2026 and March 31, 2025, the Company recorded $0.4 million and $0.2 million of other income, respectively. The increase in other income is mainly due to a gain on the settlement of a vendor payable during March 2026.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $5.4 million and $9.7 million for the three months ended March 31, 2026 and 2025, respectively. Net cash used in operating activities was $3.4 million and $6.8 million for the three months ended March 31, 2026 and 2025, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of March 31, 2026, we had cash and cash equivalents of $21.4 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, costs incurred to manufacture our drugs under development, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs significant research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of March 31, 2026, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.4 million.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements for the year ended March 31, 2026. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $21.4 million and total current assets were $22.8 million at March 31, 2026, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash and cash equivalents (used in) provided by:
Operating activities	$(3,403)	$(6,824)
Financing activities	-	5,274
Change in cash and cash equivalents	(3,403)	(1,550)
Impact on cash from foreign currency translation	10	(35)
Cash and cash equivalents, beginning of period	24,751	20,922
Cash and cash equivalents, end of period	$21,358	$19,337

Operating Activities

Operating activities used approximately $3.4 million of cash during the three months ended March 31, 2026, and was primarily due to our net loss of $5.4 million, partially offset by non-cash stock-based compensation of $1.5 million and changes in our net operating assets and liabilities of $0.5 million which is primarily due to an decrease in research and development tax credit receivable of $3.8 million partially offset by a decrease in accounts payable and accrued liabilities of $3.0 million.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and there have been no material changes during the three months ended March 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

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

INmune Bio Inc.

Date: May 7, 2026	By:	/s/ David Moss
David Moss
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Cory Ellspermann
Cory Ellspermann
Chief Financial Officer
(Principal Financial and Accounting Officer)