Form 10-Q
period 2026-06-30
Inmune Bio, Inc.
filed 2026-08-06
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of August 6, 2026, there were 27,753,789 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,411	$24,751
Research and development tax credit receivable	4,413	4,284
Other tax receivable	354	257
Prepaid expenses and other current assets	621	595
TOTAL CURRENT ASSETS	23,799	29,887

Equipment, net	1,262	955
Operating lease – right of use asset	1,247	914
Other assets	537	595

TOTAL ASSETS	$26,845	$32,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,053	$7,768
Accounts payable and accrued liabilities – related parties	25	25
Operating lease, current liabilities	812	623
TOTAL CURRENT LIABILITIES	5,890	8,416

Long-term operating lease liability	593	411
TOTAL LIABILITIES	6,483	8,827

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 27,653,789 and 26,585,258 shares issued and outstanding, respectively	28	27
Additional paid-in capital	237,688	233,271
Subscription receivable	(814)	-
Accumulated other comprehensive loss	(823)	(737)
Accumulated deficit	(215,717)	(209,037)
TOTAL STOCKHOLDERS’ EQUITY	20,362	23,524

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,845	$32,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE	$-	$-	$-	$50

OPERATING EXPENSES
General and administrative	2,279	2,253	4,450	4,569
Research and development	(803)	5,804	2,838	13,443
Impairment of acquired in-process research and development intangible assets	-	16,514	-	16,514
Total operating expenses	1,476	24,571	7,288	34,526

LOSS FROM OPERATIONS	(1,476)	(24,571)	(7,288)	(34,476)

OTHER INCOME, NET	203	113	608	279

NET LOSS	$(1,273)	$(24,458)	$(6,680)	$(34,197)

Net loss per common share – basic and diluted	$(0.05)	$(1.05)	$(0.25)	$(1.49)

Weighted average common shares outstanding – basic and diluted	26,718,507	23,298,455	26,652,250	22,899,539

COMPREHENSIVE LOSS
Net loss	$(1,273)	$(24,458)	$(6,680)	$(34,197)
Other comprehensive loss – foreign currency translation	(96)	(153)	(86)	(188)
Total comprehensive loss	$(1,369)	$(24,611)	$(6,766)	$(34,385)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Gain (Loss)	Deficit	Equity
Balance as of December 31, 2025	26,585,258	$27	$233,271	$-	$(737)	$(209,037)	$23,524
Stock-based compensation	-	-	1,497	-	-	-	1,497
Gain on foreign currency translation	-	-	-	-	10	-	10
Net loss	-	-	-	-	-	(5,407)	(5,407)
Balance as of March 31, 2026	26,585,258	27	234,768	-	(727)	(214,444)	19,624
Common stock issued for cash	370,417	-	584	-	-	-	584
Stock-based compensation	-	-	1,358	-	-	-	1,358
Exercise of warrants for cash	674,155	1	943	(814)	-	-	130
Exercise of stock options for cash	23,959	-	35	-	-	-	35
Loss on foreign currency translation	-	-	-	-	(96)	-	(96)
Net loss	-	-	-	-	-	(1,273)	(1,273)
Balance as of June 30, 2026	27,653,789	$28	$237,688	(814)	$(823)	$(215,717)	$20,362

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

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,680)	$(34,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,855	3,610
Gain on settlement of accounts payable	(91)	-
Depreciation expense	118	-
Impairment of acquired research and development intangible assets	-	16,514
Changes in operating assets and liabilities:
Research and development tax credit receivable	(129)	(424)
Other tax receivable	(97)	(322)
Prepaid expenses	(26)	(174)
Other assets	58	(491)
Accounts payable and accrued liabilities	(2,624)	1,132
Accounts payable and accrued liabilities – related parties	-	159
Deferred liabilities	-	(6)
Operating lease liabilities	38	-
Net cash used in operating activities	(6,578)	(14,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(430)	(706)
Net cash used in investing activities	(430)	(706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash	584	27,544
Exercise of warrants for cash	130	1
Exercise of stock options for cash	35	-
Net cash provided by financing activities	749	27,545

Impact on cash from foreign currency translation	(81)	(188)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,340)	12,452
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,751	20,922
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,411	$33,374

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Right of use assets obtained in exchange for lease obligations	$587	$-

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

Significant Accounting Policies

The Company’s significant accounting policies have not changed during the six months ended June 30, 2026 from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.

Going concern

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the six months ended June 30, 2026, the Company incurred a net loss of $6.7 million and had net cash flows used in operating activities of $6.6 million. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

At June 30, 2026, the Company had 9,659,882 potentially issuable shares of common stock upon the exercise of stock options and 3,060,706 potentially issuable shares of common stock upon the exercise of warrants.

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

NOTE 2 – RESEARCH AND DEVELOPMENT ACTIVITY

According to Australian tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in Australia for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At June 30, 2026 and December 31, 2025, the Company recorded a research and development tax credit receivable of $4,080,000 and $3,897,000, respectively, for R&D expenses incurred in Australia. During the six months ended June 30, 2026, the Company received approximately $3.6 million in tax credit reimbursements from Australia. During July 2026, the Company received an additional $4.2 million in tax credit reimbursements from Australia.

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. At June 30, 2026 and December 31, 2025, the Company had a research and development tax credit receivable of $333,000 and $387,000, respectively, for R&D expenses incurred in the UK. During the six months ended June 30, 2026, the Company received approximately $0.8 million in tax credit reimbursements from the UK.

CORDStrom License Agreement

During February 2025, the Company and Great Ormond Street Hospital for Children NHS Foundation Trust (“GOSH”) entered into a license agreement for the exclusive commercial use to clinical trial data associated with a GOSH study investigating the potential of CORDStrom to treat RDEB in pediatric patients (the “MissionEB study”). The Company owns the intellectual property covering CORDStrom, the investigational medicinal product used in the MissionEB study. In addition, the Company owns intellectual property and maintains trade secret protections covering the manufacturing of CORDStrom. With this license to the clinical trial data, the Company intends to prepare applications seeking regulatory approval of CORDStrom for treatment of pediatric RDEB from the FDA, EMA, and MHRA. Terms of the license agreement include a milestone payment of up to £6,000,000 (approximately $8.0 million as of June 30, 2026) due on the first to occur marketing authorization to be granted by the FDA, EMA or MHRA, which had not occurred as of June 30, 2026.

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

As of June 30, 2026 and December 31, 2025, the Company recorded a $25,000 milestone payable to Immune Ventures, which is included in accounts payable and accrued liabilities – related parties.

NOTE 3 – FAIR VALUE MEASUREMENTS

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026:
Cash equivalents
Money market funds	$17,311	$17,311	$-	$-
Total cash equivalents	$17,311	$17,311	$-	$-

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025:
Cash equivalents
Money market funds	$24,298	$24,298	$-	$-
Total cash equivalents	$24,298	$24,298	$-	$-

NOTE 4 – EQUIPMENT, NET

Equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Lab equipment	$1,473	$1,042
Less: Accumulated Depreciation	(211)	(87)
Total	$1,262	$955

Depreciation expense was approximately $0.1 million for both the three and six months ended June 30, 2026. No depreciation expense was recognized during the corresponding periods in 2025.

NOTE 5 – LEASE

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

As of June 30, 2026, the maturities of our lease liabilities are as follows:

(in thousands, except years)
2026	$471
2027	632
2028	235
2029	221
2030	56
Total lease payments	1,615
Less: imputed interest	(210)
Present value of future lease payments	1,405
Less: operating lease, current liabilities	(812)
Long-term operating lease liabilities	$593

The weighted-average lease term as of June 30, 2026 and December 31, 2025 was 2.5 years and 1.5 years, respectively. As of June 30, 2026 and 2025, the weighted-average discount rate for operating leases was 12.0%.

During the three and six months ended June 30, 2026, the Company recognized $206,000 and $353,000, respectively, in operating lease expense. During the three and six months ended June 30, 2025, the Company recognized $55,000 and $95,000, respectively, in operating lease expense.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On December 19, 2025, the Company entered into a sales Agreement with A.G.P./Alliance Global Partners (“AGP”), as sales agent, pursuant to which the Company may offer and sell, from time to time, up to $65,000,000 of shares of its common stock through AGP in exchange for a 3% commission on gross proceeds. During the six months ended June 30, 2026, the Company sold 370,417 shares of common stock at an average price of $1.63 per share under the ATM program. The aggregate net proceeds were approximately $0.6 million after expenses.

Subsequent to the quarter ending June 30, 2026, the Company sold 100,000 shares of common stock at an average price of $2.09 per share for aggregate net proceeds of approximately $0.2 million.

Registered Direct Offerings

During June 2025, the Company entered into securities purchase agreements with investors whereby the Company sold 3,000,000 shares of the common stock in a registered direct offering in exchange for gross proceeds of $18.9 million (net proceeds of approximately $17.4 million).

Stock options

At the Company’s Annual Meeting of Stockholders held on June 16, 2026, the Company’s stockholders approved the Third Amended and Restated 2021 Stock Incentive Plan, which increased the number of shares of common stock authorized for issuance under the plan from 6,500,000 shares to 9,158,525 shares. The plan includes an annual evergreen provision under which the common stock reserved for grant may increase on the first trading day of each calendar year beginning with calendar year 2027 through and including the first trading day of calendar year 2031 by the lesser of (i) 10% of the Company's common stock outstanding as of December 31 of the immediately preceding calendar year or (ii) such lesser amount as determined by the Board of Directors. As of June 30, 2026, 2,799,234 shares remained available for future grants under the Third Amended and Restated 2021 Stock Incentive Plan.

The following table summarizes stock option activity during the six months ended June 30, 2026:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	9,759,882	$2.63	6.83	$545
Options granted	-	$-	-	-
Options exercised	(23,959)	$1.48	-	-
Options cancelled	(76,041)	$1.49	-	-
Outstanding at June 30, 2026	9,659,882	$2.64	6.32	$1,104
Exercisable at June 30, 2026	5,681,578	$3.18	4.44	$560

During the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of approximately $1.4 million and $2.9 million, respectively, related to the vesting of stock options. During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of approximately $1.5 million and $3.6 million, respectively, related to the vesting of stock options. As of June 30, 2026, there was approximately $7.1 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.0 years.

Warrants

SVB Warrants

The Company issued warrants to the Company’s lenders upon obtaining a loan in June 2021. The warrants expire in June 2031 and have an exercise price of $14.05. At June 30, 2026 and December 31, 2025, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

April 2024 Warrants

On June 30, 2026, the Company entered into a warrant inducement agreement with certain holders of its April 2024 common stock purchase warrants. Under the agreements, the holders exercised an aggregate of 674,155 warrants, representing 50% of their holdings, at a reduced exercise price of $1.40 per share (original exercise price of $1.95), resulting in gross proceeds to the Company of approximately $0.9 million, of which approximately $0.1 million was received on June 30, 2026 and $0.8 million was received on July 1, 2026.

In consideration for the exercise, the expiration date of the holders' remaining 674,160 April 2024 warrants was extended from June 30, 2026 to December 31, 2027. All other terms of the remaining warrants, including the $1.95 exercise price, remained unchanged. The aggregate intrinsic value of these warrants was $0 at June 30, 2026.

September 2024 Warrants

During September 2024, the Company issued 2,341,260 warrants to investors in connection with the sale of common stock. At June 30, 2026 and December 31, 2025, 2,341,160 of these warrants are outstanding and are exercisable for cash at a weighted average price of $6.40 per share and expire in March 2030. The intrinsic value of these warrants was $0 as of June 30, 2026.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the six months ended June 30, 2026 and 2025 respectively:

(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Research and development	$319	$627	$667	$1,457
General and administrative	1,039	907	2,188	2,153
Total	$1,358	$1,534	$2,855	$3,610

NOTE 7 – COMMITMENTS

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

CORDStrom has recently completed a pivotal, blinded, randomized cross-over trial. Based on these data, the Company is transitioning toward regulatory submission and commercialization. We intend to file a Marketing Authorization Application (“MAA”) in the United Kingdom by the end of Q3 or early Q4 of 2026 and the European Union in early 2027, followed by a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”).

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

We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $6.7 million for the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $18.4 million and $24.8 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements for the six months ended June 30, 2026. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations.

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

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	clinical trial and regulatory-related costs;

●	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;

●	manufacturing and testing costs and related supplies and materials; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation.

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
External Costs
DN-TNF - Alzheimer’s disease	$(57)	$3,249	$258	$8,101
CORDStrom (RDEB) & INKmune (Prostate cancer)	2,484	1,092	4,707	2,365
Preclinical and other programs	18	62	21	62
Accrued research and development rebate	(4,396)	(243)	(4,403)	(336)
Total external costs	(1,951)	4,160	583	10,192
Internal costs	1,148	1,644	2,255	3,251
Total	$(803)	$5,804	$2,838	$13,443

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
Revenues	$-	$-	$-
Operating expenses:
Research and development	(803)	5,804	(6,607)
General and administrative	2,279	2,253	26
Impairment of acquired research and development intangible assets	-	16,514	(16,514)
Total operating expenses	1,476	24,571	(23,095)
Loss from operations	(1,476)	(24,571)	23,095
Other income, net	203	113	90
Net loss	$(1,273)	$(24,458)	$23,185

Research and Development

Research and development benefit was approximately $0.8 million during the three months ended June 30, 2026, compared to research and development expense of approximately $5.8 million during the three months ended June 30, 2025. The Company recorded $4.2 million of additional R&D rebate during the three months ended June 30, 2026 primarily as a result of the completion of the Australian government's review of the Company’s 2025 R&D claim. In addition, the Company incurred $3.3 million less expenses related to our Alzheimer’s clinical program due to the Company completing its Phase 2 trial during 2025, and $0.5 million lower expenses due to the Company incurring lower internal costs, partially offset by the Company incurring $1.4 million of higher CORDStrom/INKmune costs related to preparations to submit CORDStrom for marketing authorization in the United Kingdom, Europe and the United States.

General and Administrative

General and administrative expenses were approximately $2.3 million during the three months ended June 30, 2026 and 2025.

Other Expense, net

During the three months ended June 30, 2026 and June 30, 2025, the Company recorded $0.2 million and $0.1 million of other income, respectively, mainly from interest income on investments. The increase in other income is mainly due to higher interest income as a result of higher amounts invested.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Revenues	$-	$50	$(50)
Operating expenses:
Research and development	2,838	13,443	(10,605)
General and administrative	4,450	4,569	(119)
Impairment of acquired in-process research and development intangible assets	-	16,514	(16,514)
Total operating expenses	7,288	34,526	(27,238)
Loss from operations	(7,288)	(34,476)	27,188
Other income, net	608	279	329
Net loss	$(6,680)	$(34,197)	$27,517

Revenues

During the six months ended June 30, 2025, the Company recognized revenue from a license agreement that was terminated during 2025.

Research and Development

Research and development expenses were approximately $2.8 million and $13.4 million during the six months ended June 30, 2026 and 2025, respectively. The change in research and development expenses during the six months ending June 30, 2026 compared to the six months ending June 30, 2025 is mainly due to the Company incurring $7.8 million less Alzheimer’s clinical program expenses due to the trial being completed in 2025, $4.1 million higher rebate mainly due to additional amounts recorded in connection with the completion of a review of the 2025 rebate claim in Australia and $1.0 million lower internal costs, partially offset by the Company recording $2.3 million higher expenses for CORDStrom/INKmune related to preparations to submit CORDStrom for marketing authorization in the United Kingdom, Europe and the United States.

General and Administrative

General and administrative expenses were approximately $4.5 million and $4.6 million during the six months ended June 30, 2026 and 2025, respectively. The decrease in general and administrative expenses was mainly due to incurring lower professional fees in 2026.

Impairment of acquired in-process research and development intangible assets

During the six months ended June 30, 2025, the Company released the Phase 2 clinical trial results for our Alzheimer’s drug candidate, XPro, which failed to meet the primary endpoint, though a subgroup showed potential benefits. Due to insufficient resources to fund further trials, the Company has halted immediate plans to develop XPro for Alzheimer’s or other indications and is instead seeking a partner to continue these studies. As part of preparing its interim unaudited condensed consolidated financial statements, the Company determined that the intangible asset’s fair value was likely below its carrying value. Following a quantitative impairment assessment, the Company estimated the asset’s fair value at $0 as of June 30, 2025, resulting in a recorded impairment of $16.5 million.

Other Income, net

During the six months ended June 30, 2026 and 2025, the Company recorded $0.6 million and $0.3 million, respectively, of other income primarily from earning interest income on its cash investments. The increase in other income in 2026 was due to higher interest income from cash on its investments and also due to a foreign exchange gain on the settlement of a payable.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $6.7 million and $34.2 million for the six months ended June 30, 2026 and 2025, respectively. Net cash used in operating activities was $6.6 million and $14.2 million for the six months ended June 30, 2026 and 2025, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of June 30, 2026, we had cash and cash equivalents of $18.4 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, costs incurred to manufacture our drugs under development, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs significant research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of June 30, 2026, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.6 million.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2026. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $18.4 million and total current assets were $23.8 million at June 30, 2026, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued.

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

ATM Sales Agreement

On December 19, 2025, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), as sales agent, pursuant to which the Company may offer and sell, from time to time, up to $65,000,000 of shares of its common stock through AGP in exchange for a 3% commission on gross proceeds. During the six months ended June 30, 2026, the Company sold 370,417 shares of common stock at an average price of $1.63 per share under the ATM program. The aggregate net proceeds were approximately $0.6 million after expenses.

Subsequent to the quarter ending June 30, 2026, the Company sold 100,000 shares of common stock at an average price of $2.09 per share for aggregate net proceeds of approximately $0.2 million.

Warrants Inducement

On June 30, 2026, the Company entered into a warrant inducement agreement with certain holders of its April 2024 common stock purchase warrants. Under the agreements, the holders exercised an aggregate of 674,155 warrants, representing 50% of their holdings, at a reduced exercise price of $1.40 per share (original exercise price of $1.95), resulting in gross proceeds to the Company of approximately $0.9 million, of which approximately $0.1 million was received on June 30, 2026 and $0.8 million was received on July 1, 2026.

In consideration for the exercise, the expiration date of the holders' remaining 674,160 April 2024 warrants was extended from June 30, 2026 to December 31, 2027. All other terms of the remaining warrants, including the $1.95 exercise price, remained unchanged. The aggregate intrinsic value of these warrants was $0 at June 30, 2026.

Research and Development Tax Rebates

The Company participates in government-sponsored research and development incentive programs in Australia and the United Kingdom, which provide cash rebates for qualifying research and development expenditures. These programs represent a source of non-dilutive funding that supports the Company's research and development activities, although the timing and amount of future rebates is dependent upon eligible expenditures, applicable program requirements, and governmental review and payment processes.

During the six months ended June 30, 2026, the Company received approximately $4.4 million of cash rebates under these programs, consisting of approximately $3.6 million from Australia and approximately $0.8 million from the United Kingdom. In addition, the Company received a further approximately $4.2 million research and development rebate from Australia on July 30, 2026. These cash receipts have strengthened the Company's liquidity and supported the funding of its ongoing operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash and cash equivalents (used in) provided by:
Operating activities	$(6,578)	$(14,199)
Investing activities	(430)	(706)
Financing activities	749	27,545
Change in cash and cash equivalents	(6,259)	12,640
Impact on cash from foreign currency translation	(81)	(188)
Cash and cash equivalents, beginning of period	24,751	20,922
Cash and cash equivalents, end of period	$18,411	$33,374

Operating Activities

Operating activities used approximately $6.6 million of cash during the six months ended June 30, 2026, primarily reflecting our net loss of $6.7 million and approximately $2.8 million of cash used from changes in operating assets and liabilities, principally a $2.6 million decrease in accounts payable and accrued liabilities. These uses were partially offset by approximately $2.9 million of non-cash stock-based compensation expense.

Operating activities used approximately $14.2 million of cash during the six months ended June 30, 2025, resulting mainly from our loss of $34.2 million, partially offset by an intangibles impairment expense of $16.5 million and non-cash stock-based compensation of $3.6 million.

Investing Activities

During the six months ended June 30, 2026 and 2025, the Company acquired $0.4 million and $0.7 million, respectively, of equipment to be used in its CORDStrom clinical program.

Financing Activities

During the six months ended June 30, 2026, the Company sold 370,417 shares of common stock under its ATM program for net proceeds of $0.6 million.

During June 2026, holders exercised 674,155 warrants for aggregate gross proceeds of approximately $0.9 million. The Company received approximately $0.1 million by June 30, 2026, and recorded the remaining $0.8 million as a subscription receivable, which was collected on July 1, 2026.

During the six months ended June 30, 2025, the Company sold 1,304,707 shares of common stock under its ATM program for net proceeds of $10.1 million.

During June 2025, the Company sold 3,000,000 shares of its common stock in a registered direct offering in exchange for gross proceeds of $18.9 million (net proceeds of $17.4 million).

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and there have been no material changes during the six months ended June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

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

INmune Bio Inc.

Date: August 6, 2026	By:	/s/ David Moss
David Moss
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Cory Ellspermann
Cory Ellspermann
Chief Financial Officer
(Principal Financial and Accounting Officer)