Form 10-Q
period 2026-09-30
Inmune Bio, Inc.
filed 2026-11-05
CIK 1711754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

As of November 5, 2026, there were 30,959,079 shares of our common stock, par value $0.001 per share, outstanding.

INMUNE BIO INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INMUNE BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,329	$24,751
Research and development tax credit receivable	1,211	4,284
Other tax receivable	519	257
Prepaid expenses and other current assets	649	595
TOTAL CURRENT ASSETS	18,708	29,887

Equipment, net	1,189	955
Operating lease – right of use asset	1,080	914
Other assets	531	595

TOTAL ASSETS	$21,508	$32,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,200	$7,768
Accounts payable and accrued liabilities – related party	25	25
Operating lease, current liabilities	692	623
TOTAL CURRENT LIABILITIES	2,917	8,416

Long-term operating lease liabilities	518	411
TOTAL LIABILITIES	3,435	8,827

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 27,915,652 and 26,585,258 shares issued and outstanding, respectively	28	27
Additional paid-in capital	239,324	233,271
Accumulated other comprehensive loss	(840)	(737)
Accumulated deficit	(220,439)	(209,037)
TOTAL STOCKHOLDERS’ EQUITY	18,073	23,524

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,508	$32,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE	$-	$-	$-	$50

OPERATING EXPENSES
General and administrative	1,846	2,546	6,296	7,115
Research and development	3,163	4,887	6,001	18,330
Impairment of acquired in-process research and development intangible assets	-	-	-	16,514
Total operating expenses	5,009	7,433	12,297	41,959

LOSS FROM OPERATIONS	(5,009)	(7,433)	(12,297)	(41,909)

OTHER INCOME, NET	287	961	895	1,240

NET LOSS	$(4,722)	$(6,472)	$(11,402)	$(40,669)

Net loss per common share – basic and diluted	$(0.17)	$(0.24)	$(0.42)	$(1.68)

Weighted average common shares outstanding – basic and diluted	27,807,917	26,585,258	27,041,706	24,141,613

COMPREHENSIVE LOSS
Net loss	$(4,722)	$(6,472)	$(11,402)	$(40,669)
Other comprehensive loss – foreign currency translation	(17)	(1)	(103)	(189)
Total comprehensive loss	$(4,739)	$(6,473)	$(11,505)	$(40,858)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Gain (Loss)	Deficit	Equity
Balance as of December 31, 2025	26,585,258	$27	$233,271	$-	$(737)	$(209,037)	$23,524
Stock-based compensation	-	-	1,497	-	-	-	1,497
Gain on foreign currency translation	-	-	-	-	10	-	10
Net loss	-	-	-	-	-	(5,407)	(5,407)
Balance as of March 31, 2026	26,585,258	27	234,768	-	(727)	(214,444)	19,624
Common stock issued for cash	370,417	-	584	-	-	-	584
Stock-based compensation	-	-	1,358	-	-	-	1,358
Exercise of warrants for cash	674,155	1	943	(814)	-	-	130
Exercise of stock options for cash	23,959	-	35	-	-	-	35
Loss on foreign currency translation	-	-	-	-	(96)	-	(96)
Net loss	-	-	-	-	-	(1,273)	(1,273)
Balance as of June 30, 2026	27,653,789	28	237,688	(814)	(823)	(215,717)	20,362
Common stock issued for cash	228,530	-	462	-	-	-	462
Stock-based compensation	-	-	1,124	-	-	-	1,124
Collection of warrant subscription receivable	-	-	-	814	-	-	814
Exercise of stock options for cash	33,333	-	50	-	-	-	50
Loss on foreign currency translation	-	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	-	(4,722)	(4,722)
Balance as of September 30, 2026	27,915,652	$28	$239,324	$-	$(840)	$(220,439)	$18,073

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

INMUNE BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,402)	$(40,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,979	6,594
Gain on settlement of accounts payable	(91)	(626)
Depreciation expense	191	28
Impairment of acquired research and development intangible assets	-	16,514
Changes in operating assets and liabilities:
Research and development tax credit receivable	3,073	(523)
Other tax receivable	(262)	(532)
Prepaid expenses	(54)	(141)
Other assets	64	(667)
Accounts payable and accrued liabilities	(5,477)	962
Deferred liabilities	-	(517)
Operating lease liabilities	10	(61)
Net cash used in operating activities	(9,969)	(19,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(430)	(899)
Net cash used in investing activities	(430)	(899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash	1,046	27,544
Exercise of warrants for cash	944	1
Exercise of stock options for cash	85	-
Net cash provided by financing activities	2,075	27,545

Impact on cash from foreign currency translation	(98)	(196)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,422)	6,812
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,751	20,922
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,329	$27,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Right of use assets obtained in exchange for lease obligations	$587	$702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INMUNE BIO INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

INmune Bio Inc. (the “Company” or “INmune Bio”) is a clinical stage biotechnology pharmaceutical company focused on developing and commercializing its product candidates to treat diseases where inflammation and immunology cause a dysfunctional immune system contributing to disease. INmune Bio has three product platforms. The CORDStrom product platform is a pooled, human umbilical cord mesenchymal stem cell product currently being developed to treat recessive dystrophic epidermolysis bullosa (“RDEB”). The DN-TNF product platform utilizes dominant-negative technology to selectively neutralize soluble TNF, a key driver of innate immune dysfunction and mechanistic target of many diseases and was used for its Alzheimer’s clinical trial (“XPro”). The Natural Killer Cell Priming Platform includes INKmune aimed at priming the patient’s NK cells to eliminate minimal residual disease in patients with cancer. The Company has ceased development activities related to INKmune.

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

Significant Accounting Policies

The Company’s significant accounting policies have not changed during the nine months ended September 30, 2026 from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.

Going concern

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. During the nine months ended September 30, 2026, the Company incurred a net loss of $11.4 million and had net cash flows used in operating activities of $10.0 million. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

At September 30, 2026, the Company had 9,743,841 potentially issuable shares of common stock upon the exercise of stock options and 3,060,706 potentially issuable shares of common stock upon the exercise of warrants.

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

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03 related to the disaggregation of certain income statement expenses. The amendments in this update require public entities to disclose incremental information related to purchases of inventory, team member compensation and depreciation, which will provide investors the ability to better understand entity expenses and make their own judgements about entity performance. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The standard permits adoption on either a prospective or retrospective basis. The Company currently plans to adopt this guidance on a prospective basis for the year ending December 31, 2027. Aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

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

NOTE 2 – RESEARCH AND DEVELOPMENT ACTIVITY

Under Australian tax law, the Company may qualify for refundable R&D tax credits for eligible research and development expenditures, subject to certain requirements. The Company’s Australian subsidiary has historically submitted claims for these credits. At September 30, 2026 and December 31, 2025, the Company recorded Australian R&D tax credit receivables of $0 and $3,897,000, respectively. During the three and nine months ended September 30, 2026, the Company received approximately $4.2 million and $7.8 million, respectively, in Australian R&D tax credit reimbursements.

According to UK tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in the UK for expenses incurred in R&D subject to certain requirements. At September 30, 2026 and December 31, 2025, the Company had a research and development tax credit receivable of $1,211,000 and $387,000, respectively, for R&D expenses incurred in the UK. During the three and nine months ended September 30, 2026, the Company received approximately $0.0 million and $0.8 million, respectively, in tax credit reimbursements from the UK.

CORDStrom License Agreement

During February 2025, the Company and Great Ormond Street Hospital for Children NHS Foundation Trust (“GOSH”) entered into a license agreement for the exclusive commercial use to clinical trial data associated with a GOSH study investigating the potential of CORDStrom to treat RDEB in pediatric patients (the “MissionEB study”). The Company owns the intellectual property covering CORDStrom, the investigational medicinal product used in the MissionEB study. In addition, the Company owns intellectual property and maintains trade secret protections covering the manufacturing of CORDStrom. With this license to the clinical trial data, the Company intends to prepare applications seeking regulatory approval of CORDStrom for treatment of pediatric RDEB from the FDA, EMA, and MHRA. Terms of the license agreement include a milestone payment of up to £6,000,000 (approximately $8.1 million as of September 30, 2026) due on the first to occur marketing authorization to be granted by the FDA, EMA or MHRA, which had not occurred as of September 30, 2026.

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

As of September 30, 2026 and December 31, 2025, the Company recorded a $25,000 milestone payable to Immune Ventures, which is included in accounts payable and accrued liabilities – related party.

NOTE 3 – FAIR VALUE MEASUREMENTS

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026:
Cash equivalents
Money market funds	$15,598	$15,598	$-	$-
Total cash equivalents	$15,598	$15,598	$-	$-

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025:
Cash equivalents
Money market funds	$24,298	$24,298	$-	$-
Total cash equivalents	$24,298	$24,298	$-	$-

NOTE 4 – EQUIPMENT, NET

Equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Lab equipment	$1,473	$1,042
Less: accumulated depreciation	(284)	(87)
Total	$1,189	$955

Depreciation expense was approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively.

NOTE 5 – LEASE

As of September 30, 2026, the maturities of our lease liabilities are as follows:

(in thousands, except years)
2026	$236
2027	632
2028	235
2029	221
2030	56
Total lease payments	1,380
Less: imputed interest	(170)
Present value of future lease payments	1,210
Less: operating lease, current liabilities	(692)
Long-term operating lease liabilities	$518

The weighted-average lease term as of September 30, 2026 and December 31, 2025 was 2.2 years and 1.5 years, respectively. As of September 30, 2026 and 2025, the weighted-average discount rate for operating leases was 12.0%.

During the three and nine months ended September 30, 2026, the Company recognized $208,000 and $561,000, respectively, in operating lease expense. During the three and nine months ended September 30, 2025, the Company recognized $134,000 and $229,000, respectively, in operating lease expense.

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

On December 19, 2025, the Company entered into a sales Agreement with A.G.P./Alliance Global Partners (“AGP”), as sales agent, pursuant to which the Company may offer and sell, from time to time, up to $65,000,000 of shares of its common stock through AGP in exchange for a 3% commission on gross proceeds. During the nine months ended September 30, 2026, the Company sold 598,947 shares of common stock at an average price of $1.80 per share under the ATM program. The aggregate net proceeds were approximately $1.0 million after expenses.

Registered Direct Offerings

During June 2025, the Company entered into securities purchase agreements with investors whereby the Company sold 3,000,000 shares of the common stock in a registered direct offering in exchange for gross proceeds of $18.9 million (net proceeds of approximately $17.4 million).

Stock options

On June 16, 2026, stockholders approved the Third Amended and Restated 2021 Stock Incentive Plan, increasing authorized shares from 6,500,000 to 9,158,525 and providing for annual increases from 2027 through 2031 equal to the lesser of 10% of common shares outstanding at the preceding year-end or a smaller amount determined by the Board. At September 30, 2026, 2,681,942 shares remained available for future grants under the plan.

During the nine months ended September 30, 2026, the Company granted a consultant and certain directors options to purchase 225,000 shares of its common stock pursuant to the 2021 Incentive Stock Plan. The stock options had a fair value of approximately $0.4 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 4.83% - 5.00% based on the applicable US Treasury bill rate (2) expected life of 5.75 – 10.0 years, (3) expected volatility of approximately 89% - 95% and (4) zero expected dividends.

The following table summarizes stock option activity during the nine months ended September 30, 2026:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	9,759,882	$2.63	6.83	$545
Options granted	225,000	$2.33	-	-
Options exercised	(57,292)	$1.49	-	-
Options cancelled	(183,749)	$4.45	-	-
Outstanding at September 30, 2026	9,743,841	$2.59	6.01	$3,639
Exercisable at September 30, 2026	5,727,099	$3.08	4.02	$2,020

During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of approximately $1.1 million and $4.0 million, respectively, related to the vesting of stock options. During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of approximately $3.0 million and $6.6 million, respectively, related to the vesting of stock options. As of September 30, 2026, there was approximately $5.9 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.1 years.

Warrants

SVB Warrants

The Company issued warrants to the Company’s lenders upon obtaining a loan in June 2021. The warrants expire in June 2031 and have an exercise price of $14.05. At September 30, 2026 and December 31, 2025, 45,386 of these warrants are outstanding and the intrinsic value of these warrants is $0.

April 2024 Warrants

On June 30, 2026, the Company entered into a warrant inducement agreement with certain holders of its April 2024 common stock purchase warrants. Under the agreements, the holders exercised an aggregate of 674,155 warrants, representing 50% of their holdings, at a reduced exercise price of $1.40 per share (original exercise price of $1.95), resulting in gross proceeds to the Company of approximately $0.9 million.

In consideration for the exercise, the expiration date of the holders’ remaining 674,160 April 2024 warrants was extended from June 30, 2026 to December 31, 2027. All other terms of the remaining warrants, including the $1.95 exercise price, remained unchanged. The aggregate intrinsic value of these warrants was $0 at September 30, 2026.

September 2024 Warrants

During September 2024, the Company issued 2,341,260 warrants to investors in connection with the sale of common stock. At September 30, 2026 and December 31, 2025, 2,341,160 of these warrants are outstanding and are exercisable for cash at a weighted average price of $6.40 per share and expire in March 2030. The intrinsic value of these warrants was $0 as of September 30, 2026.

Stock-based Compensation by Class of Expense

The following summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 respectively:

(in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Research and development	$339	$1,363	$1,006	$2,820
General and administrative	785	1,621	2,973	3,774
Total	$1,124	$2,984	$3,979	$6,594

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

NOTE 8 – SUBSEQUENT EVENTS

Common stock and warrant financing

On October 29, 2026, the Company completed a financing in which it issued and sold, in a registered direct offering, 3,000,000 shares of common stock at an offering price of $1.50 per share, and in a concurrent private placement the Company also agreed to issue unregistered warrants to purchase 3,000,000 shares of common stock. The Company received gross proceeds of approximately $4.5 million and net proceeds of approximately $4.0 million, after deducting placement agent fees and other offering expenses.

The warrants have an exercise price of $1.65 per share, become exercisable on April 27, 2027, and expire on April 27, 2032.

In connection with the financing, the Company agreed to file a registration statement on Form S-1 covering the resale of the shares of common stock issuable upon exercise of the warrants.

Stock option exercise

During October 2026, the Company issued 43,427 shares of common stock upon the exercise of stock options by a former employee, receiving aggregate cash proceeds of approximately $65,000.

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

CORDStrom has recently completed a pivotal, blinded, randomized cross-over trial. Based on these data, the Company is transitioning toward regulatory submission and commercialization. We intend to file a Marketing Authorization Application (“MAA”) in the United Kingdom during February 2027, followed by a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”) planned for mid-2027 and then the European Union application.

Neuroinflammation and Oncology Pipelines In addition to our lead rare disease program, the Company has two other clinical-stage platforms:

●	XPro1595 (XPro): A next-generation protein therapeutic that targets neuroinflammation by selectively neutralizing soluble TNF. XPro has completed Phase I and Phase II clinical trials for the treatment of Alzheimer’s Disease (“AD”). The Company intends to pursue strategic partnership opportunities to support the further development of XPro in neurodegenerative and/or other indications. The Company does not currently plan to independently advance XPro into later-stage development.

●	INKmune™: A novel natural killer (NK) cell-priming platform designed to harness the patient’s own innate immune system to eliminate cancer cells. The INKmune program is currently nearing the completion of an open-label Phase II trial for the treatment of metastatic castrate-resistant prostate cancer (“mCRPC”). The Company has ceased development activity in the INKmune program.

By targeting the innate immune system across these distinct therapeutic areas, INmune Bio aims to deliver disease-modifying treatments for patients with high unmet medical needs.

We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $11.4 million for the nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $16.3 million and $24.8 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements for the nine months ended September 30, 2026. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations.

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

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	clinical trial and regulatory-related costs;

●	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;

●	manufacturing and testing costs and related supplies and materials; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation.

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
External Costs
DN-TNF - Alzheimer’s disease	$83	$1,188	$341	$9,289
CORDStrom (RDEB) & INKmune (Prostate cancer)	2,381	1,084	7,088	3,449
Preclinical and other programs	239	90	260	152
Accrued research and development credit reimbursement	(875)	(150)	(5,278)	(486)
Total external costs	1,828	2,212	2,411	12,404
Internal costs	1,335	2,675	3,590	5,926
Total	$3,163	$4,887	$6,001	$18,330

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

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

●	per patient trial costs;

●	the number of sites included in the clinical trials;

●	the countries in which the clinical trials are conducted;

●	the length of time required to enroll eligible patients;

●	the number of patients that participate in the clinical trials;

●	the number of doses that patients receive;

●	the cost of comparative agents used in clinical trials;

●	the drop-out or discontinuation rates of patients;

●	potential additional safety monitoring or other studies requested by regulatory agencies;

●	the duration of patient follow-up;

●	the efficacy and safety profile of the product candidate; and

●	the cost of manufacturing, finishing, labelling and storage of drug used in the clinical trial.

We are targeting regulatory approval for CORDStrom in the United Kingdom in 2027, although the timing and outcome of the regulatory review remain uncertain. If approval is obtained, we intend to commence commercialization following completion of the necessary commercial preparations. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including as we prepare for potential commercialization, and these amounts may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
Revenues	$-	$-	$-
Operating expenses:
Research and development	3,163	4,887	(1,724)
General and administrative	1,846	2,546	(700)
Total operating expenses	5,009	7,433	(2,424)
Loss from operations	(5,009)	(7,433)	2,424
Other income, net	287	961	(674)
Net loss	$(4,722)	$(6,472)	$1,750

Research and Development

Research and development expense was approximately $3.2 million and $4.9 million during the three months ended September 30, 2026 and 2025, respectively. The Company recorded $0.7 million of additional R&D rebate during the three months ended September 30, 2026 as a result of the Company recording additional amounts which it estimates are recoverable pursuant to the UK R&D rebate program. In addition, the Company incurred $1.1 million less expenses related to our Alzheimer’s clinical program due to the Company completing its Phase 2 trial during 2025, and $1.3 million lower expenses due to the Company incurring lower internal costs, partially offset by the Company incurring $1.3 million of higher CORDStrom/INKmune costs related to preparations to submit CORDStrom for marketing authorization in the United Kingdom, Europe and the United States.

General and Administrative

General and administrative expenses were $1.8 million and $2.5 million during the three months ended September 30, 2026 and 2025, respectively. The decrease in costs in 2026 is mainly due to the Company incurring $0.8 million lower stock-based compensation in 2026.

Other Income, net

During the three months ended September 30, 2026, the Company’s other income consisted of interest income.

During the three months ended September 30, 2025, the Company recorded $1.0 million of other income, of which approximately $0.6 million was gain on forgiveness of payables from two vendors and approximately $0.4 million was due to interest income.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Revenues	$-	$50	$(50)
Operating expenses:
Research and development	6,001	18,330	(12,329)
General and administrative	6,296	7,115	(819)
Impairment of acquired in-process research and development intangible assets	-	16,514	(16,514)
Total operating expenses	12,297	41,959	(29,662)
Loss from operations	(12,297)	(41,909)	29,612
Other income, net	895	1,240	(345)
Net loss	$(11,402)	$(40,669)	$29,267

Revenues

During the nine months ended September 30, 2025, the Company recognized revenue from a license agreement that was terminated during 2025.

Research and Development

Research and development expenses were approximately $6.0 million and $18.3 million during the nine months ended September 30, 2026 and 2025, respectively. The change in research and development expenses during the nine months ending September 30, 2026 compared to the nine months ending September 30, 2025 is mainly due to the Company incurring $8.9 million less Alzheimer’s clinical program expenses due to the trial being completed in 2025, $4.8 million higher rebate mainly due to additional amounts recorded in connection with the receipt of the 2025 rebate claim by the Australia subsidiary as well as recording additional amounts for the UK subsidiary as a result of additional R&D activity in the UK and $2.3 million lower internal costs, partially offset by the Company recording $3.6 million higher expenses for CORDStrom/INKmune related to preparations to submit CORDStrom for marketing authorization in the United Kingdom, Europe and the United States.

General and Administrative

General and administrative expenses were approximately $6.3 million and $7.1 million during the nine months ended September 30, 2026 and 2025, respectively. The decrease in general and administrative expenses was mainly due to incurring $0.8 million lower stock-based compensation expense in 2026.

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

Other Income, net

During the nine months ended September 30, 2026 and 2025, the Company earned $0.9 million and $1.2 million of other income.

During the nine months ended September 30, 2026, the Company’s other income mainly consisted of $0.6 million of interest income and $0.1 million of gain on foreign exchange and $0.1 million of gain on settlement of accounts payable.

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

We incurred a net loss of $11.4 million and $40.7 million for the nine months ended September 30, 2026 and 2025, respectively. Net cash used in operating activities was $10.0 million and $19.6 million for the nine months ended September 30, 2026 and 2025, respectively. Since inception, we have funded our operations primarily with proceeds from the sales of our common stock. As of September 30, 2026, we had cash and cash equivalents of $16.3 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our products under development.

Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, costs incurred to manufacture our drugs under development, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs provides us with flexibility in managing our spending.

The Company incurs significant research and development expenses in Australia and the United Kingdom. Fluctuations in the rate of exchange between the United States dollar and the pound sterling as well as the Australian dollar could adversely affect our financial results, including our expenses as well as assets and liabilities. We currently do not hedge foreign currencies but will continue to assess whether that strategy is appropriate. As of September 30, 2026, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $0.6 million.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2026. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $16.3 million and total current assets were $18.7 million at September 30, 2026, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued.

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

ATM Sales Agreement

On December 19, 2025, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), as sales agent, pursuant to which the Company may offer and sell, from time to time, up to $65,000,000 of shares of its common stock through AGP in exchange for a 3% commission on gross proceeds. During the nine months ended September 30, 2026, the Company sold 598,947 shares of common stock at an average price of $1.80 per share under the ATM program. The aggregate net proceeds were approximately $1.0 million after expenses.

Warrants Inducement

On June 30, 2026, the Company entered into a warrant inducement agreement with certain holders of its April 2024 common stock purchase warrants. Under the agreements, the holders exercised an aggregate of 674,155 warrants, representing 50% of their holdings, at a reduced exercise price of $1.40 per share (original exercise price of $1.95), resulting in gross proceeds to the Company of approximately $0.9 million.

In consideration for the exercise, the expiration date of the holders’ remaining 674,160 April 2024 warrants was extended from June 30, 2026 to December 31, 2027. All other terms of the remaining warrants, including the $1.95 exercise price, remained unchanged. The aggregate intrinsic value of these warrants was $0 at September 30, 2026.

Research and Development Tax Rebates

The Company participates in government-sponsored research and development incentive programs in Australia and the United Kingdom, which provide cash rebates for qualifying research and development expenditures. These programs represent a source of non-dilutive funding that supports the Company’s research and development activities, although the timing and amount of future rebates is dependent upon eligible expenditures, applicable program requirements, and governmental review and payment processes.

During the nine months ended September 30, 2026, the Company received approximately $8.6 million of cash rebates under these programs, consisting of approximately $7.8 million from Australia and approximately $0.8 million from the United Kingdom. These cash receipts have strengthened the Company’s liquidity and supported the funding of its ongoing operations.

Based on our current research and development plans, we do not anticipate receiving material additional research and development tax rebates from Australia in the near term. Accordingly, the Australian rebate receipts during the nine months ended September 30, 2026 are not indicative of expected future receipts.

Common stock and warrant financing

On October 29, 2026, the Company received approximately $4.0 million in net proceeds from the sale of common stock, in a registered direct offering, and from the issuance in a concurrent private placement of warrants to purchase common stock. These proceeds provided additional liquidity to fund the Company’s ongoing operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash and cash equivalents (used in) provided by:
Operating activities	$(9,969)	$(19,638)
Investing activities	(430)	(899)
Financing activities	2,075	27,545
Change in cash and cash equivalents	(8,324)	7,008
Impact on cash from foreign currency translation	(98)	(196)
Cash and cash equivalents, beginning of period	24,751	20,922
Cash and cash equivalents, end of period	$16,329	$27,734

Operating Activities

Operating activities used approximately $10.0 million of cash during the nine months ended September 30, 2026, primarily reflecting our net loss of $11.4 million and approximately $2.6 million of cash used from changes in operating assets and liabilities, principally a $5.5 million decrease in accounts payable and accrued liabilities and a $0.3 million increase in other taxes receivable. These uses were partially offset by approximately $4.0 million of non-cash stock-based compensation expense.

Operating activities used approximately $19.6 million of cash during the nine months ended September 30, 2025, primarily reflecting our net loss of $40.7 million, net cash used from changes in operating assets and liabilities of $1.5 million, and an adjustment to remove a non-cash gain on forgiveness of accounts payable of $0.6 million, partially offset by non-cash impairment expense of $16.5 million and stock-based compensation expense of $6.6 million. The net cash used from changes in operating assets and liabilities primarily reflected increases in other assets of $0.7 million, research and development tax credit receivable of $0.5 million and other tax receivable of $0.5 million, together with a decrease in deferred liabilities of $0.5 million, partially offset by an increase in accounts payable and accrued liabilities of $1.0 million.

Investing Activities

During the nine months ended September 30, 2026 and 2025, the Company acquired $0.4 million and $0.9 million, respectively, of equipment to be used in its CORDStrom clinical program.

Financing Activities

During the nine months ended September 30, 2026, the Company sold 598,947 shares of common stock under its ATM program for net proceeds of $1.0 million.

During June 2026, holders exercised 674,155 warrants for aggregate gross proceeds of approximately $0.9 million.

During the nine months ended September 30, 2026, option holders exercised 57,292 options in exchange for $0.1 million of cash.

During the nine months ended September 30, 2025, the Company sold 1,304,707 shares of common stock under its ATM program for net proceeds of $10.1 million.

During June 2025, the Company sold 3,000,000 shares of its common stock in a registered direct offering in exchange for gross proceeds of $18.9 million (net proceeds of $17.4 million).

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Our critical accounting estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and there have been no material changes during the nine months ended September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

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

INmune Bio Inc.

Date: November 5, 2026	By:	/s/ David Moss
David Moss
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Cory Ellspermann
Cory Ellspermann
Chief Financial Officer
(Principal Financial and Accounting Officer)